Form 10-Q
period 1995-03-31
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1995-05-11
CIK 355783

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number             0-11431


          New Energy Company of Indiana Limited Partnership
              (formerly, New Energy Company of Indiana)
        (Exact name of registrant as specified in its charter)


        Indiana                               52-1195762
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

         3201 West Calvert Street, South Bend, Indiana 46613
              (Address of principal executive offices)
                              (Zip Code)

                             219-233-3116
         (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


                          YES  X       NO  _

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

BALANCE SHEETS
                                     MARCH 31, 1995    DECEMBER 31, 1994
Assets                                 (UNAUDITED)         (AUDITED)
Current assets:
  Cash and cash equivalents           $ 12,546,323     $  8,879 804
  Accounts receivable                    4,396,306        8,025,818
  Other receivables                        195,899           77,952
  Inventories                            2,953,453        4,453,276
  Spare parts                            2,628,981        2,611,001
  Prepaid expenses and other               735,987          346,247
    Total current assets                23,456,949       24,394,098

Property, plant and equipment          159,235,018      159,159,336
Accumulated depreciation (deduction)  (132,121,122)    (131,470,902)
                                        27,113,896       27,688,434

Total assets                          $ 50,570,845     $ 52,082,532
                                       ===========      ===========
Liabilities and partners'
capital deficit
Current liabilities:
  Accounts payable                    $  2,454,734     $  3,204,488
  Interest payable                          53,894          342,522
  Taxes payable                          2,064,372        1,642,124
  Other accrued liabilities              1,106,002          905,467
  Current portion of long-term debt      9,928,864       12,795,098
    Total current liabilities           15,607,866       18,889,699

Deferred management fees payable
  to general partner                       510,737        1,100,188
Long-term debt, less current portion    67,315,283       68,996,610

Partners' capital (deficit):
  General partner                       (4,869,154)      (5,273,246)
  Limited partners                     (28,470,840)     (32,107,672)
  Special limited partner                5,000,000        5,000,000
  Syndication costs                     (4,523,047)      (4,523,047)
    Total partners' capital deficit    (32,863,041)     (36,903,965)

Total liabilities and                  ___________      ___________
  partners' capital deficit           $ 50,570,845     $ 52,082,532
                                       ===========      ===========

See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF OPERATION





                            THREE MONTHS ENDED   THREE MONTHS ENDED
                              MARCH 31, 1995       MARCH 31, 1994
                                (UNAUDITED)          (UNAUDITED)

Net sales, ethanol             $ 25,862,615        $ 22,398,192
By-product revenue                7,166,405           8,092,910
                                 33,029,020          30,491,102

Cost of goods sold               26,102,946          32,559,414

  Gross profit (loss)             6,926,074           2,068,312

Selling, general and
  administrative expenses         1,907,006           1,913,303

  Income (loss) from operations   5,019,068          (3,981,615)

Interest income                     122,995              73,374
Interest expense                 (1,101,139)         (1,250,050)

  Net income (loss)            $  4,040,924        $ (5,158,291)
                                 ==========          ==========

Net income (loss) allocable to
  limited partners             $  3,636,832        $ (4,642,461)
                                 ==========          ==========

Limited partner units
  outstanding                         6,400               6,400
                                 ==========          ==========

Net income (loss) per unit     $        568        $       (725)
                                 ==========          ==========


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                           THREE            THREE
                                        MONTHS ENDED     MONTHS ENDED
                                       MARCH 31, 1995   MARCH 31, 1994
                                         (UNAUDITED)      (UNAUDITED)

Operating activities
  Net income (loss)                       $ 4,040,924     $(5,158,291)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization          650,220       3,361,515
       Decrease in deferred management
         fees payable to general partner     (589,451)        (43,714)
       Increase in accrued interest on
         general partner loan                 133,286         133,286
       Increase (decrease) due to changes
         in operating assets and liabilities:
           Accounts and other receivables   3,511,565        (466,712)
           Inventories                      1,499,823       1,558,254
           Spare parts                        (17,980)        (62,551)
           Prepaid expenses and other        (389,740)       (159,445)
           Accounts payable                  (749,754)        697,449
           Interest payable                  (288,628)         86,947
           Taxes payable                      422,248        (404,011)
           Other accrued liabilities          200,535          71,031
  Net cash provided by (used in) operating
    activities                              8,423,048        (386,242)

Investing activities
  Purchase of property and equipment          (75,682)        (65,233)
  Net cash used in investing activities       (75,682)        (65,233)

Financing activities
  Payments of long-term debt                (4,680,847)    (1,792,656)
  Capital contributions from limited
   partners                                        ---            300
  Net cash used in financing activities     (4,680,847)    (1,792,356)

Increase (decrease) in cash and cash
   equivalents                               3,666,519     (2,243,831)
Cash and cash equivalents, beginning of
   period                                    8,879,804     10,137,036
Cash and cash equivalents, end of period   $12,546,323    $ 7,893,205
                                            ==========     ==========

See notes to financial statements.

          New Energy Company of Indiana Limited Partnership


                    Notes to Financial Statements
           For the Quarter Ended March 31, 1995 (Unaudited)


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


2.  INVENTORIES

    Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classifica-tion follows:

                            March 31, 1995     December 31, 1994

         Raw materials       $1,000,949           $2,251,812
         Work-in-process        487,480              434,505
         Finished goods       1,465,024            1,766,959
                             $2,953,453           $4,453,276
                              =========            =========

    For the years 1994 and 1995 the Company executed contracts with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. As of May 3, 1995 the Company has fixed the price for all corn purchases through September 30, 1995.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On December 23, 1991, the Department of Energy promissory note was restructured by the execution of an Amended and Restated Loan Restructuring Agreement (Restructuring Agreement) consisting of two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000, provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. Based upon present facts and circumstances, management has estimated that principal payments of approximately $4,951,975 will be made during 1995 under the terms of Note B.

On a long-term basis, the Company's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend to a large extent upon favorable market price levels for corn and ethanol; factors over which the Company has little control. However, through its corn purchasing agreement and its strategy to excute long-term ethanol sales contracts, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline markets. The Company anticipates that it will have sufficient liquidity to meet demands in fiscal 1995.

RESULTS OF OPERATIONS

For the three months ended March 31, 1995, the Company generated income of $4,040,924 compared to a loss of $5,158,291 for the three months ended March 31, 1994. The income generated during the three months ended March 31, 1995 was primarily due to lower corn costs, a decrease in depreciation expense and an increase in the price and volume of ethanol sold.

Revenue from the sale of ethanol increased during the three months ended March 31, 1995 to $25,862,615 from $22,398,192 during the three months ended March 31, 1994. This increase was primarily due to an increase in the price and volume of ethanol sold.

Revenue from the sale of by-products decreased during the three months ended March 31, 1995 to $7,166,405 from $8,092,910 during the three months ended March 31, 1994. The decline in by-product revenue was primarily due to a significant decrease in the selling price of DDGS.

Ethanol production totaled 21,710,045 gallons for the three months ended March 31, 1995 as compared to 20,764,853 gallons for the three months ended March 31, 1994. This approximate 4.6% increase in ethanol production was primarily due to continued efficiency in the ethanol production process. The plant also produced 68,759 tons of distillers dried grains and 40,079 tons of gaseous carbon dioxide for the three months ended March 31, 1995 as compared to 64,292 tons of distillers dried grains and 39,789 tons of gaseous carbon dioxide for the three months ended March 31, 1994. Distillers dried grains and gaseous carbon dioxide are by-products of the ethanol production process.

Cost of goods sold decreased by $6,456,468 during the three months ended March 31, 1995 compared to the same period in 1994 primarily due to reduced corn costs and depreciation expense.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not party to any material legal proceedings other than routine litigation incidental to its business.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         A.)  Exhibits:

              4.1 Restated and Amended Limited Partnership Agreement of the Company dated October 26, 1982 (filed as
                   Exhibit 12 to the Form 8 amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

              4.2 Form of Subscription Agreement (filed as Exhibit B-2 to the Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

              4.3 Form of Assumption Agreement (filed as Exhibit B-3
                  to the Prospectus dated April 28, 1982 contained in the Company's Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

         B.)  Reports on Form 8-K:

                  None

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NEW ENERGY COMPANY OF INDIANA
                                LIMITED PARTNERSHIP

                                By: New Energy Corporation of Indiana,
                                    General Partner


Dated: May 12, 1995             By: S\________________________________
                                    John H. Parker
                                    President and Chief Operating
                                    Officer


Dated: May 12, 1995             By: S\________________________________
                                    Anthony R. Corso
                                    Vice President and Chief Financial
                                    Officer