Form 10-Q
period 1995-06-30
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1995-08-14
CIK 355783

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1995

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

BALANCE SHEETS
                                     JUNE 30, 1995    DECEMBER 31, 1994
Assets                                 (UNAUDITED)         (AUDITED)
Current assets:
  Cash and cash equivalents           $ 10,229,960     $  8,879 804
  Accounts receivable                    7,208,222        8,025,818
  Other receivables                        266,659           77,952
  Inventories                            3,929,585        4,453,276
  Spare parts                            2,646,717        2,611,001
  Prepaid expenses and other               583,837          346,247
    Total current assets                24,864,980       24,394,098

Property, plant and equipment          159,225,051      159,159,336
Accumulated depreciation (deduction)  (132,771,342)    (131,470,902)
                                        26,453,709       27,688,434

Total assets                          $ 51,318,689     $ 52,082,532
                                       ===========      ===========
Liabilities and partners'
capital deficit
Current liabilities:
  Accounts payable                    $  3,382,591     $  3,204,488
  Interest payable                          47,809          342,522
  Taxes payable                          1,658,602        1,642,124
  Other accrued liabilities              1,540,011          905,467
  Current portion of long-term debt     12,009,976       12,795,098
    Total current liabilities           18,638,989       18,889,699

Deferred management fees payable
  to General Partner                             0        1,100,188
Long-term debt, less current portion    61,860,393       68,996,610

Partners' capital (deficit):
  General Partner                       (4,500,919)      (5,273,246)
  Limited Partners                     (25,156,727)     (32,107,672)
  Special Limited Partner                5,000,000        5,000,000
  Syndication costs                     (4,523,047)      (4,523,047)
    Total Partners' capital deficit    (29,180,693)     (36,903,965)

Total liabilities and                  ___________      ___________
  Partners' capital deficit           $ 51,318,689     $ 52,082,532
                                       ===========      ===========

See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF OPERATION

                                  THREE                THREE             SIX              SIX
                               MONTHS ENDED         MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                               JUNE 30, 1995        JUNE 30, 1994     JUNE 30, 1995    JUNE 30, 1994
                                (UNAUDITED)          (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Net sales, ethanol            $ 27,473,215         $ 24,099,318      $ 53,335,830       $ 46,497,510
By-product revenue               6,719,530            7,858,741        13,885,935         15,951,651
                                34,192,745           31,958,059        67,221,765         62,449,161

Cost of goods sold              27,641,903           31,209,853        53,744,849         63,769,267

  Gross profit (loss)            6,550,842              748,206        13,476,916         (1,320,106)

Selling, general and
  administrative expenses        1,947,724             1,936,797        3,854,730          3,850,100

  Income (loss) from operations  4,603,118            (1,188,591)       9,622,186         (5,170,206)

Loss on disposal of assets               0                (6,624)               0             (6,624)
Interest income                    172,691                48,477          295,686            121,851
Interest expense                (1,093,461)           (1,045,601)      (2,194,600)        (2,295,651)

  Net income (loss)            $ 3,682,348          $ (2,192,339)       7,723,272       $ (7,350,630)
                                 ==========           ==========        =========         ===========

Net income (loss) allocable to
  Limited Partners             $ 3,314,113          $ (1,973,105)     $ 6,950,945       $ (6,615,567)
                                 ==========          ==========         =========         ===========

Limited Partner units
  outstanding                         6,400               6,400             6,400             6,400
                                 ==========          ==========         ==========        ===========

Net income (loss) per unit     $        518        $       (308)      $     1,086       $     (1,034)
                                 ==========          ==========         ===========        ===========


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                SIX                SIX
                                            MONTHS ENDED       MONTHS ENDED
                                           JUNE 30, 1995      JUNE 30, 1994
                                            (UNAUDITED)        (UNAUDITED)
Operating activities
  Net income (loss)                         $ 7,723,272       $ (7,350,630)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization          1,300,440          6,723,030
       Increase (decrease) in deferred
         management fees payabe to
         General Partner                        321,098            312,572
       Increase in accrued interest on
         General Partner loan                   265,226            268,053
       Loss on disposal of assets                     0              6,624
       Increase (decrease) due to changes
         in operating assets and liabilities:
           Accounts and other receivables       628,889         (1,811,959)
           Inventories                          523,691          1,748,380
           Spare parts                          (35,716)           (73,666)
           Prepaid expenses and other          (237,590)           (58,981)
           Accounts payable                     178,103            291,279
           Interest payable                    (294,713)          (205,063)
           Taxes payable                         16,478            (10,045)
           Other accrued liabilities            634,544            583,846
  Net cash provided by (used in) operating
    activities                               11,023,722            423,440

Investing activities
  Purchase of property and equipment            (65,715)           (89,307)
  Net cash used in investing activities         (65,715)           (89,307)

Financing activities
  Payments of deferred management fees
    to General Partner                       (1,421,286)          (200,000)
  Payments of long-term debt                 (8,186,565)        (3,396,083)
  Capital contributions from Limited
   Partners                                           0                600
  Net cash used in financing activities      (9,607,851)        (3,595,483)

Increase (decrease) in cash and cash
   equivalents                                1,350,156         (3,261,350)
Cash and cash equivalents, beginning of
   period                                     8,879,804         10,137,036
Cash and cash equivalents, end of period    $10,229,960        $ 6,875,686
                                             ==========          ==========

See notes to financial statements.

          New Energy Company of Indiana Limited Partnership


                    Notes to Financial Statements
           For the Quarter Ended June 30, 1995 (Unaudited)


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


2.  INVENTORIES

    Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classifica-tion follows:

                            June 30, 1995     December 31, 1994

         Raw materials       $2,351,230           $2,251,812
         Work-in-process        522,102              434,505
         Finished goods       1,056,253            1,766,959
                             $3,929,585           $4,453,276
                              =========            =========

    For the years 1994 and 1995, the Company executed contracts with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. As of July 31, 1995 the Company has fixed the price for all corn purchases through December 31, 1995.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On December 23, 1991, the Department of Energy promissory note was restructured by the execution of an Amended and Restated Loan
Restructuring Agreement (Restructuring Agreement) consisting of two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000, provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. Based upon present facts and circumstances, management has estimated that principal payments of approximately $6,943,606 will be made during fiscal 1995, under the terms of Note B.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 1995, the Company generated income of $3,682,348 as compared to a loss of $2,192,339 for the three months ended June 30, 1994. The income generated during the three months ended June 30, 1995, was primarily due to lower corn costs, a decrease in depreciation expense and an increase in the price and volume of ethanol sold.

Revenue from the sale of ethanol increased during the three months ended June 30, 1995, to $27,473,215 from $24,099,318 during the three months ended June 30, 1994. This increase was primarily due to an increase in the price and volume of ethanol sold.

Revenue from the sale of by-products decreased during the three months ended June 30, 1995, to $6,719,530 from $7,858,741 during the three months ended June 30, 1994. The decline in by-product revenue was primarily due to a significant decrease in the selling price of DDGS, partially offset by an increase in the volume of DDGS produced and sold.

Ethanol production totaled 22,228,129 gallons for the three months ended June 30, 1995, as compared to 20,850,918 gallons for the three months ended June 30, 1994. This increase was primarily due to better efficiency in the ethanol production process. The plant also produced

71,484 tons of distillers dried grains and 43,654 tons of gaseous carbon for the three months ended June 30, 1995, as compared to 64,747 tons of distillers dried grains and 41,005 tons of gaseous carbon dioxide for the three months ended June 30, 1994. Distillers dried grains and gaseous carbon dioxide are by-products of the ethanol production process.

Cost of goods sold decreased by $3,567,950 during the three months ended June 30, 1995, compared to the same period in 1994, primarily due to reduced corn costs and depreciation expense.

For the six months ended June 30, 1995, the Company generated income of $7,723,272 as compared to a loss of $7,350,630 for the six months ended June 30, 1994. The income generated was primarily due to lower corn costs, a decrease in depreciation expense and an increase in the price and volume of ethanol sold.

Revenue from the sale of ethanol increased during the six months ended June 30, 1995, to $53,335,830 from $46,497,510 during the six months ended June 30, 1994. This increase was primarily due to an increase in the price and volume of ethanol sold.

Revenue from the sale of by-products decreased during the six months ended June 30, 1995, to $13,885,935 from $15,951,651 during the six months ended June 30, 1994. This decrease in by-product revenue was primarily due to a significant decrease in the selling price of DDGS, partially offset by an increase in the volume of DDGS produced and sold.

Ethanol production totaled 43,938,174 gallons for the six months ended June 30, 1995, as compared to 41,615,771 gallons for the six months ended June 30, 1994. This increase was primarily due to better efficiency in the ethanol production process. The plant also produced 140,243 tons of distillers dried grains and 83,733 tons of gaseous carbon dioxide for the six months ended June 30, 1995, as compared to 129,039 tons of distillers dried grains and 80,794 tons of gaseous carbon dioxide for the six months ended June 30, 1994.

Cost of goods sold decreased by $10,024,418 during the six months ended
June 30, 1995, compared to the same period in 1994, primarily due to reduced corn costs and depreciation expense.

                                                           Page 8 of 9
PART II.  OTHER INFORMATION


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














                                                           Page 9 of 9



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


                                NEW ENERGY COMPANY OF INDIANA
                                LIMITED PARTNERSHIP

                                By: New Energy Corporation of Indiana,
                                    General Partner


Dated: August 14, 1995          By: S\________________________________
                                    John H. Parker
                                    President and Chief Operating
                                    Officer


Dated: August 14, 1995          By: S\________________________________
                                    Anthony R. Corso
                                    Vice President and Chief Financial
                                    Officer