Form 10-Q
period 1995-09-30
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1995-11-13
CIK 355783

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

BALANCE SHEETS
                                     September 30, 1995 DECEMBER 31, 1994
Assets                                 (UNAUDITED)         (AUDITED)
Current assets:
  Cash and cash equivalents           $ 11,840,068     $  8,879 804
  Accounts receivable                    5,432,219        8,025,818
  Other receivables                        208,683           77,952
  Inventories                            4,868,069        4,453,276
  Spare parts                            2,629,227        2,611,001
  Prepaid expenses and other               273,215          346,247
    Total current assets                25,251,481       24,394,098

Property, plant and equipment          159,369,842      159,159,336
Accumulated depreciation (deduction)  (133,421,562)    (131,470,902)
                                        25,948,280       27,688,434

Total assets                          $ 51,199,761     $ 52,082,532
                                       ===========      ===========
Liabilities and Partners'
Capital Deficit
Current liabilities:
  Accounts payable                    $  3,481,384     $  3,204,488
  Interest payable                         290,761          342,522
  Taxes payable                          2,110,742        1,642,124
  Other accrued liabilities                778,631          905,467
  Current portion of long-term debt     12,167,165       12,795,098
    Total current liabilities           18,828,683       18,889,699

Deferred management fees payable
  to General Partner                             0        1,100,188
Long-term debt, less current portion    59,895,554       68,996,610

Partners' capital (deficit):
  General Partner                       (4,335,297)      (5,273,246)
  Limited Partners                     (23,666,132)     (32,107,672)
  Special Limited Partner                5,000,000        5,000,000
  Syndication costs                     (4,523,047)      (4,523,047)
    Total Partners' capital deficit    (27,524,476)     (36,903,965)

Total liabilities and                  ___________      ___________
  Partners' capital deficit           $ 51,199,761     $ 52,082,532
                                       ===========      ===========

See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF OPERATION

                                  THREE                THREE             NINE              NINE
                               MONTHS ENDED         MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                               SEPT 30, 1995        SEPT 30, 1994     SEPT 30, 1995    SEPT 30, 1994
                                (UNAUDITED)          (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Net sales, ethanol            $ 24,168,257         $ 23,255,922      $ 77,504,087       $ 69,753,432
By-product revenue               7,223,016            7,705,745        21,108,951         23,657,396
                                31,391,273           30,961,667        98,613,038         93,410,828

Cost of goods sold              26,793,351           28,388,036        80,538,200         92,157,303

  Gross profit (loss)            4,597,922            2,573,631        18,074,838          1,253,525

Selling, general and
  administrative expenses        2,010,862             1,856,822        5,865,592          5,706,922

  Income (loss) from operations  2,587,060               716,809       12,209,246         (4,453,397)

Loss on disposal of assets               0                     0                0             (6,624)
Interest income                    149,459                95,241          445,145            217,092
Interest expense                (1,080,302)           (1,235,604)      (3,274,902)        (3,531,255)

  Net income (loss)            $ 1,656,217          $   (423,554)       9,379,489       $ (7,774,184)
                                 ==========           ==========        =========         ===========

Net income (loss) allocable to
  Limited Partners             $ 1,490,595          $   (381,199)       $ 8,441,540       $ (6,996,766)
                                 ==========          ==========         =========         ===========

Limited Partner units
  outstanding                         6,400               6,400             6,400             6,400
                                 ==========          ==========         ==========        ===========

Net income (loss) per unit     $        233        $        (60)      $     1,319      $     (1,093)
                                 ==========          ==========         ===========        ===========


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                NINE               NINE
                                            MONTHS ENDED       MONTHS ENDED
                                           SEPT 30, 1995      SEPT 30, 1994
                                            (UNAUDITED)        (UNAUDITED)
Operating activities
  Net income (loss)                         $ 9,379,489       $ (7,774,184)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization          1,950,660         10,083,535
       Increase (decrease) in deferred
         management fees payabe to
         General Partner                        324,133            470,279
       Increase in accrued interest on
         General Partner loan                   404,302            404,302
       Loss on disposal of assets                     0              6,624
       Increase (decrease) due to changes
         in operating assets and liabilities:
           Accounts and other receivables     2,462,868           (558,445)
           Inventories                         (414,793)           975,078
           Spare parts                          (18,226)            43,186
           Prepaid expenses and other            73,032            10,949
           Accounts payable                     276,896            880,662
           Interest payable                     (51,761)          (207,436)
           Taxes payable                        468,618           (389,142)
           Other accrued liabilities           (126,836)            254,576
  Net cash provided by (used in) operating
    activities                               14,728,382           4,199,984

Investing activities
  Purchase of property and equipment            (210,506)           (109,495)
  Net cash used in investing activities         (210,506)           (109,495)

Financing activities
  Payments of deferred management fees
    to General Partner                       (1,424,321)          (550,000)
  Payments of long-term debt                (10,133,291)        (5,624,633)
  Capital contributions from Limited
   Partners                                           0                694
  Net cash used in financing activities     (11,557,612)        (6,173,939)

Increase (decrease) in cash and cash
   equivalents                                2,960,264         (2,083,450)
Cash and cash equivalents, beginning of
   period                                     8,879,804         10,137,036
Cash and cash equivalents, end of period    $11,840,068        $ 8,053,586
                                             ==========          ==========

See notes to financial statements.

          New Energy Company of Indiana Limited Partnership


                    Notes to Financial Statements
           For the Quarter Ended September 30, 1995 (Unaudited)


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


2.  INVENTORIES

    Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classifica-tion follows:

                        September 30, 1995     December 31, 1994

         Raw materials       $2,420,819           $2,251,812
         Work-in-process        529,716              434,505
         Finished goods       1,917,534            1,766,959
                             $4,868,069           $4,453,276
                              =========            =========

    For the years 1994 and 1995, the Company executed contracts with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. As of July 31, 1995, the Company has fixed the price for all corn purchases through December 31, 1995.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On December 23, 1991, the Department of Energy promissory note was restructured by the execution of an Amended and Restated Loan
Restructuring Agreement (Restructuring Agreement) consisting of two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000, provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. Based upon present facts and circumstances, management has estimated that principal payments of approximately $6,603,511 will be made during fiscal 1995, under the terms of Note B.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1995, the Company generated income of $1,656,217 as compared to a loss of $423,554 for the three months ended September 30, 1994. The income generated during the three months ended September 30, 1995, was primarily due to a decrease in depreciation expense and an increase in the volume of ethanol sold.

Revenue from the sale of ethanol increased during the three months ended September 30, 1995, to $24,168,257 from $23,255,922 during the three months ended September 30, 1994. This increase was primarily due to an increase in the volume of ethanol sold.

Revenue from the sale of by-products decreased during the three months ended September 30, 1995, to $7,223,016 from $7,705,745 during the three months ended September 30, 1994. The decline in by-product revenue was primarily due to a significant decrease in the selling price of DDGS, partially offset by an increase in the volume of DDGS produced and sold.

Ethanol production totaled 21,397,465 gallons for the three months ended September 30, 1995, as compared to 19,937,453 gallons for the three months ended September 30, 1994. This increase was primarily due to better efficiency in the ethanol production process. The plant also produced

71,443 tons of distillers dried grains and 40,465 tons of gaseous carbon dioxide for the three months ended September 30, 1995, as compared to 64,231 tons of distillers dried grains and 40,926 tons of gaseous carbon dioxide for the three months ended September 30, 1994. Distillers dried grains and gaseous carbon dioxide are by-products of the ethanol production process.

Cost of goods sold decreased by $1,594,685 during the three months ended September 30, 1995, compared to the same period in 1994, primarily due to a reduction in depreciation expense.

For the nine months ended September 30, 1995, the Company generated income of $9,379,489 as compared to a loss of $7,774,184 for the nine months ended September 30, 1994. The income generated was primarily due to lower corn costs, a decrease in depreciation expense and an increase in the price and an increase in the price and volume of ethanol sold.

Revenue from the sale of ethanol increased during the nine months ended Sept-ember 30, 1995, to $77,504,087 from $69,753,432 during the nine months ended September 30, 1994. This increase was primarily due to an increase in the in the price and volume of ethanol sold.

Revenue from the sale of by-products decreased during the nine months ended September 30, 1995, to $21,108,951 from $23,657,396 during the nine months ended September 30, 1994. This decrease in by-product revenue was primarily due to a significant decrease in the selling price of DDGS, partially offset by an increase in the volume of DDGS produced and sold.

Ethanol production totaled 65,335,639 gallons for the nine months ended September30, 1995, as compared to 61,553,224 gallons for the nine months ended September 30, 1994. This increase was primarily due to better efficiency in the ethanol production process. The plant also produced 211,776 tons of distillers dried grains and 124,198 tons of gaseous carbon dioxide for the nine months ended September30, 1995, as compared to 193,270 tons of distillers dried grains and 121,720 tons of gaseous carbon dioxide for the nine months ended September 30, 1994.

Cost of goods sold decreased by $11,619,103 during the nine months ended September 30, 1995, compared to the same period in 1994, primarily due to reduced corn costs and depreciation expense.

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

              4.3 Form of Assumption Agreement (filed as Exhibit B-3
                  to the Prospectus dated April 28, 1982, contained in the Company's Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

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


                                NEW ENERGY COMPANY OF INDIANA
                                LIMITED PARTNERSHIP

                                By: New Energy Corporation of Indiana,
                                    General Partner


Dated: November 14, 1995          By: S\________________________________
                                    John H. Parker
                                    President and Chief Operating
                                    Officer


Dated: November 14, 1995          By: S\________________________________
                                    Anthony R. Corso
                                    Vice President and Chief Financial
                                    Officer