Form 10-K
period 1995-12-31
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1996-04-01
CIK 355783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 2054

                               -------------------

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of THE
         SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For Fiscal Year Ended December 31, 1995

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

             For the transition period from____________ to__________ Commission File No. 0-11431

                NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
                    (formerly, New Energy Company of Indiana)
             (Exact Name of Registrant as Specified in its Charter)

                    INDIANA                              52-1195762
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

 3201 WEST CALVERT STREET, SOUTH BEND, INDIANA              46680
  (Address of principal executive office)                (zip code)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:) (219) 233-3116

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                          LIMITED PARTNERSHIP INTERESTS
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES   X                                 NO
                 ------                                 ------

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

     Not Applicable.

                                TABLE OF CONTENTS

PART I                                                                    Page
                                                                          ----

 Item 1.    Business...................................................     1

 Item 2.    Properties.................................................    11

 Item 3.    Legal Proceedings..........................................    11


 Item 4.    Submission of Matters to a Vote of Security Holders........    11

PART II

 Item 5.    Market for Registrant's Limited Partner Units
             and Related Security Holder Matters.......................   11


 Item 6.    Selected Financial Data....................................   12


 Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   14

 Item 8.    Financial Statements and Supplementary Data................   19

 Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................   34


PART III

 Item 10.   Directors and Executive Officers of the  Registrant........   34

 Item 11.   Executive Compensation.....................................   35

 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   36

 Item 13.   Certain Relationships and Related Transactions.............   36


PART IV

 Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.......................................   40

 Index to  Exhibits....................................................   40

 Signatures............................................................   45

                                     PART 1

ITEM 1.  BUSINESS

General Development of Business

New Energy Company of Indiana Limited Partnership, an Indiana limited partnership (the "Company"), the general partner of which is New Energy Corporation of Indiana, an Indiana corporation (the "General Partner"), was formed on April 15, 1980 under the Indiana Uniform Limited Partnership Act to construct and operate an ethanol production facility (the "Plant") located in South Bend, Indiana.

On April 28, 1982, the Company commenced an offering, on a best efforts basis, of $37,000,000 in limited partnership interests in $5,000 increments with a minimum required investment of $5,000. In addition to subscribing for interests at a minimum price of $5,000, each limited partner executed an assumption agreement pursuant to which they assumed $2,500 of the principal amount of a loan obtained by the Company to be used in connection with the construction of the Plant. On August 27, 1982, the Partnership terminated the offering having raised the minimum amount of $32,000,000 through the sale of 6,400 limited partner interests.

Construction of the Plant commenced in 1982 using the proceeds of the offering, a private offering of $5,000,000 of special limited partner interests, the General Partner's contribution of $3,000,000, long-term financing from a syndicate of eight banks in the amount of $140,914,000, 90% of which was guaranteed by the United States of America, acting by and through the Secretary of Energy and long-term financing in the amount of $2,432,264 from the South Bend Development Corporation ("SBDC").

The Plant was designed and constructed to produce approximately 52,500,000 gallons annually of fuel grade ethanol from corn. The Plant was also designed to produce, as by-products of the ethanol production process, approximately 186,000 tons annually of distilled dried grains and solubles ("DDGS") and approximately 145,000 tons annually of gaseous carbon dioxide ("Co2").

Financial Information about Industry Segments

The Company operates in one business segment, the production of ethanol and its by-products: DDGS and Co2. The Company does not operate in any other business segment. The following chart lists sales for each of ethanol and its by-products (DDGS and Co2) for 1995, 1994 and 1993:

                           1995                 1994                 1993
                           ----                 ----                 ----
Ethanol Sales           $103,227,074         $96,111,285         $86,994,722
By-Product Sales        $ 30,859,962         $31,818,002         $28,543,669

Narrative Description of Business

Since it commenced operations in 1985, the Plant has been producing ethanol on a regular basis. During 1995, the Plant produced approximately 88 million gallons of ethanol as compared to approximately 83.5 million gallons produced in 1994. The approximate 5.4% increase in ethanol production is primarily the result of increased efficiencies in the operation of the Plant.

At its current rate of production the Plant, in 1996, is projected to produce approximately 90 million gallons of denatured ethanol. In addition, the Plant is projected to produce annually, as by-products, approximately 290,000 tons of DDGS, and approximately 168,000 tons of Co2.

The Company's revenues during its last three fiscal years were derived from sales of ethanol, DDGS and Co2. The statements of operations set forth in the financial statements contained in this Report indicate the amounts of revenue and operating income or loss derived from the Company's sale of ethanol and its by-products for the fiscal years ended December 31, 1995, 1994 and 1993. The following table indicates the percentage of revenue from the Company's sales of ethanol and its by-products for the fiscal years ended December 31, 1995, 1994 and 1993:

                            1995               1994             1993
                            ----               ----             ----
Ethanol                    77.0%              75.2%             75.3%
DDGS                       21.7%              23.5%             23.3%
Carbon Dioxide              1.3%               1.3%              1.4%


PRODUCTS

Ethanol. Known chemically as ethyl alcohol, and commonly as grain alcohol, ethanol is used primarily as an octane enhancer and as an oxygen source to produce cleaner burning gasoline. To produce ethanol, corn is dry-milled through grinding and then converted to a fermentable sugar stream through a process of enzyme hydrolysis. The resulting mash is fermented in batch fermenters and then transferred to a continuous distillation column which yields 95%-pure ethanol. The ethanol is then further refined by a separate distillation column into anhydrous (water-free) ethanol. The anhydrous ethanol is denatured to produce fuel ethanol. The ethanol produced by the Plant may only be used as a fuel or a substitute for petroleum or petrochemical feedstock.

Distilled Dried Grains and Solubles. DDGS is a by-product of the Plant's ethanol production process. Approximately 90% of the protein content of the corn used by the Plant is recovered in the DDGS and is marketed as a protein supplement in livestock feed.

Carbon Dioxide. The fermentation process used by the Plant yields Co2 as a by-product. The Co2 produced at the Plant is used primarily in the preparation of carbonated beverages and frozen foods.

RESEARCH AND DEVELOPMENT

In April 1991, the Company entered into a cooperative research and development agreement ("CRADA") with the National Renewable Energy Laboratory ("NREL"), a research laboratory operated by the U.S. Department of Energy (the "DOE"). The goal of the Company's work with NREL is to develop an economical process for the conversion of cellulose and hemi-cellulose materials to ethanol. If successful, this project would allow the Company to produce ethanol from alternative, less expensive feedstocks and could hold an important key to the future of the ethanol industry. Management of the NREL research is coordinated by the Company's Project Development Team ("PDT").

In addition to its work with NREL, PDT is engaged in projects to identify new products which would allow the Company to diversify its product line and to develop manufacturing processes for those products. PDT is also engaged in projects to increase the efficiency of the current ethanol production process through the identification and elimination of production bottlenecks.

The Company has also engaged a research consultant to assist it in developing new production processes and alternative products. This consultant works with the Company in connection with the CRADA with NREL as well as assisting the PDT.

As of the date of this Report the Company's research and development efforts have achieved limited success in eliminating bottlenecks and no commercially feasible new products or processes have been identified.

THE PLANT

The Company owns a single plant located on approximately 60 acres in South Bend, Indiana. The Plant is an open air facility that consists of various physical equipment used in the ethanol production process and a two story office building used for the Company's administrative offices. The Plant is located in the heart of the "corn belt" and in close proximity to the Company's major customers. The Plant and all equipment is encumbered under a first mortgage lien held by the DOE as security for its loan to the Company.

Under normal conditions, the Plant is expected to operate at full capacity from 340 to 350 days per year. During the remainder of each year, the Plant is expected to be shut down for regularly scheduled repair and maintenance operations. During the year ended December 31, 1995, the Plant operated for approximately 352 days.

RAW MATERIALS

Corn. At its current production rate the Plant consumes approximately 32 million bushels of corn annually. The Company purchases 100% of its expected corn requirements from a large regional supplier at a price which may fluctuate with corn futures prices or which may be fixed at the Company's election (a copy of this agreement has been filed as Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1995). Approximately 90% of the Company's corn requirements are purchased within a 75 mile radius of the Plant.

The price of corn is posted daily on national commodities exchanges for both immediate delivery (spot price) and future delivery. Prices for corn in the area surrounding the Plant are influenced by local, national and international supply and demand conditions, weather conditions, transportation rates and transportation system constraints such as the freezing of waterways in winter and the adequacy and cost of storage. Price differentials within the area are influenced by the location and number of grain processors and feed manufacturers. The price of corn is also significantly affected by federal governmental policies with respect to price supports and exports. During fiscal year 1995, the price of corn paid by the Company varied by approximately $.43 per bushel. Based on its current annual requirements of approximately 32 million bushels, the Company experiences a $3.2 million change in operating costs for every 10 cents per bushel change in the price it pays for corn.

During the first nine months of 1996, the Company anticipates a significant increase in corn prices due primarily to a significantly smaller corn crop in 1995 than in 1994 and an increase in worldwide demand for corn. During the first two months of 1996, corn prices, as reflected by the Chicago Board of Trade Commodities Futures Market, have increased on average approximately 50% over the same period in 1995. This increase is anticipated to have a material adverse impact on the Company's 1996 net income and cashflow.

The Plant has an aggregate storage capacity for approximately 320,000 bushels of corn, which is adequate for approximately 3.5 days of normal operation. Supplies of corn in the eight Indiana and five Michigan counties surrounding South Bend are considered to be adequate to meet the Plant's 1996 operating requirements.

Coal. The Plant uses coal as its principal fuel source. During 1995, the Company entered into fixed price contracts with suppliers to purchase a one year supply of coal. The Company purchased approximately 109,000 tons of coal in fiscal year 1995. During 1996, the Company expects to continue to purchase coal under long-term fixed price contracts.

Enzymes. Enzymes constitute the principal chemicals used in the Plant's production process. The Company maintains enzyme supply contracts with major enzyme suppliers which are renewable on an annual basis.

Denaturants. The Company purchases denaturants for use in converting the grain alcohol into fuel grade ethanol. There are a number of denaturing agents that the Plant may use. Currently, the Company purchases unleaded hydrocarbons on the open market for use as a denaturant. During 1995 the Company purchased approximately 3,708,000 gallons of unleaded hydrocarbons, including gasoline, for use as a denaturant.

MARKETING OF ETHANOL

The Company sells the ethanol it produces to refiners, blenders and distributors of motor fuels for blending with gasoline at up to a 90:10 ratio as an octane enhancer and as an oxygenate source to comply with certain state and federal carbon-monoxide reduction programs. Beginning in the mid-1970's, increasingly stringent air quality standards, especially the requirement to phase out the use of lead additives as octane boosters, had the effect of creating a demand for ethanol-enhanced motor fuels. Regular unleaded gasoline has lower octane levels than gasoline with lead additives, and the engines of some fuel-efficient automobiles "knock and ping" when using regular unleaded gasoline because of the lower octane level. Several major oil companies, in order to boost gasoline octane ratings without employing lead additives, began utilizing octane boosting additives such as ethanol and methyl tertiary butyl ether, more commonly known as MTBE.

A critical factor in the development of the alcohol motor fuels market was the enactment in 1978 of a federal excise tax exemption or alternative income tax credit on alcohol/gasoline fuel mixtures containing at least 10% alcohol. Similar state tax exemptions or production grants ranging from 1 to 8 cents were also enacted in a variety of states. However, beginning in 1986 the amount of such state tax exemptions and other production grants has been significantly reduced, and a number of states, including Indiana, have eliminated these benefits altogether.

The current, as well as the future, market for ethanol, is significantly impacted by congressional action. The Clean Air Act of 1990 ("CAA") requires that cleaner burning, reformulated gasoline ("RFG") be sold in certain designated cities. The CAA requires Chicago, Milwaukee, Houston, Hartford, New York City, Philadelphia, Baltimore, Los Angeles and San Diego to utilize RFG. Additionally, the governors of a number of other states have "opted" into the RFG program to help their states achieve air quality improvements. Subsequently, the governors of New York, Pennsylvania and Maine have elected to opt out of the CAA in certain specific areas within each state.

Among the many changes in the composition of RFG, as compared to conventional gasoline, is the addition of an oxygenate, such as ethanol or MTBE. The addition of oxygen allows the gasoline to burn cleaner. As a result of the RFG program, demand for ethanol increased.

In June 1994, the United States Environmental Protection Agency ("EPA") issued the "Renewable Oxygen Standard" ("ROS") which required refiners manufacturing RFG to utilize 15% of their oxygenate requirements in 1995, from a renewable source -- like ethanol. The percentage was scheduled to increase from 15% to 30% in 1996. The enactment of the ROS program encountered strong resistance from, among others, the National Petroleum Refiners Association, The American Petroleum Institute and The American Methanol Institute. In September 1994, the United States Court of Appeals for the Fourth Circuit issued a restraining order staying enforcement of the ROS. The case was argued in February 1995 and in July 1995, the Court of Appeals ruled that EPA did not have the authority to issue the ROS. As a result, the ROS was not implemented. Management believes that implementation of the ROS would have increased the demand for ethanol and allowed the Company to penetrate new, higher value markets.

On March 18, 1996, the EPA finalized a rule lifting the cap on oxygen content in summertime RFG, thereby allowing ethanol to be blended at 10 percent volume. A cap on oxygen content, limiting fuels to 2.7 percent oxygen (7.7 percent volume ethanol) had originally been adopted by EPA in the belief that higher levels of oxygen increased nitrous oxide ("NOx") emissions. Data generated subsequently proved that higher levels of oxygen did not increase NOx emissions and EPA promulgated a rule that the cap be lifted in October 1995. The new rule allows up to 4 percent oxygen or 10 percent volume ethanol.

In addition to the availability and amount of exemptions from federal and state excise and sales taxes as previously discussed, the ethanol industry is affected by numerous other factors, including (1) gasoline prices generally and the comparative prices of regular unleaded gasoline versus alcohol/gasoline mixtures; (2) market prices of corn, the principal raw material used in the production of ethanol; (3) the level of refiners' crude oil and gasoline inventories; (4) competition among domestic ethanol producers; (5) availability of low-cost foreign ethanol; (6) the familiarity of jobbers and retailers with tax and octane benefits of ethanol blends; (7) marketing support of retailers by major refinery/blenders, and (8) competition with other oxygenates, such as MTBE.

Customers, each accounting for 10% or more ethanol sales, accounted for 59%, 24% and 66% of total ethanol sales in 1995, 1994 and 1993, respectively. The Company does not believe that the loss of any ethanol customer which accounts for 10% or more of ethanol sales would have a material adverse impact on the operation of the business.

MARKETING OF BY-PRODUCTS

DDGS. DDGS is sold by the Company as a high-protein livestock feed supplement. DDGS competes with soybean meal and, to a lesser extent, urea and cottonseed meal. Among the principal domestic markets for the DDGS produced by the Plant are feed-lot operators and animal feed compounders in Indiana, Ohio, Michigan and, generally, the eastern and western United States. DDGS is marketed domestically or exported, depending upon prevailing market conditions. During 1995, 1994 and 1993, the Company sold approximately 9%, 17% and 20% of its DDGS, respectively, for export. In 1995, 1994 and 1993, one customer accounted for 22%, 27% and 32% respectively, of its DDGS sales. The Company does not believe that the loss of any DDGS customer which represents 10% or more of DDGS sales would have a material adverse impact on the operation of the business. During 1995, the Company sold approximately 283,000 tons of DDGS, as compared to approximately 263,000 tons of DDGS sold in 1994.

Carbon Dioxide. The Company first began sales of carbon dioxide in June 1985, following completion of a carbon dioxide recovery facility adjacent to the Plant. BOC, Inc. ("BOC") (formerly Airco, Inc.) is currently operating the facility. The General Partner and BOC are parties to a contract providing for the sale of all of the Plant's carbon dioxide production. The agreement extends until the year 1999 and can be automatically extended for an additional five-year term. The Company sold approximately 167,000 tons of carbon dioxide to BOC in 1995, as compared to approximately 162,000 tons of carbon dioxide sold to BOC in 1994.

WORKING CAPITAL REQUIREMENTS

The Company maintains raw material and finished goods inventory to the extent required for the continued normal operation of the Plant. Raw material inventory consists primarily of corn, coal and enzymes used in the production process. Finished goods inventory consists of both ethanol and DDGS.

Corn. At its current rate of production the Company has the ability to store approximately 3.5 days inventory of corn. The value of this inventory fluctuates daily based upon changes in the cash and futures market prices for corn.

Coal. The Company's coal inventory is seasonally affected by weather conditions which affect both the amount of coal used in the operation of the Plant and the ability of the Plant to take delivery. Due to these seasonal fluctuations the Company maintains between 3 weeks and 4 months inventory of coal.

Enzymes. The Company uses two primary enzymes in its production process. On average the Company maintains approximately 7 days of enzyme inventory.

Ethanol. Ethanol inventory consists of intransit inventory and inventory maintained at the Plant in its primary storage facility. During 1995, the average finished goods inventory at the Plant represented approximately 3 days of production. In addition, inventory in transit to customers, which fluctuates seasonally, averages between 2 and 3 days of production.

COMPETITION

The most important competitive factor of the Company is the price of ethanol relative to the price of gasoline and MTBE. Other competitive factors include the value of state and federal incentives, the cost of corn and the other costs associated with the Plant's operations. The Company is also vulnerable to adverse effects which would emanate from a reduction or elimination of federal or state excise taxes on gasoline containing up to 10% ethanol as well as the loss of alternative federal income tax credits. The price of ethanol varies at times with the price of gasoline and MTBE and the value of state and federal tax exemptions. The price of DDGS fluctuates with the price of corn and the agricultural by-product market as well as the market for competing products such as soybean meal. Because the Company is unable to directly control the relationship of the corn, gasoline and agricultural by-product markets, and is unable to assure the continuation of state and federal tax exemptions, changes in market conditions could adversely affect the future operations of the Company.

The Company has two programs which, management believes, serve to lessen these risks. First, the Company enters into long-term contracts with major gasoline refiners to sell a significant portion of its ethanol production. Second, the Company has executed a contract which allows it to flat price a significant portion of its 1996 corn requirements on a rolling basis at a price which is fixed based upon the futures market price for corn. This strategy may allow the Company to reduce the risk associated with the purchase of corn and the sale of ethanol and its by-products.

The production of ethanol for motor fuels is a highly competitive industry. The Company competes principally with larger producers, other energy companies and major corn processors, which are well-established and have substantially greater financial resources than the Company.

Other ethanol producers include: Archer Daniels Midland Company, with production capacity of approximately 750 million gallons per year, Minnesota Corn Processors, with production capacity of approximately 115 million gallons per year, Cargill, with production capacity of approximately 110 million gallons per year, Pekin Energy, Inc. with production capacity of approximately 125 million gallons per year, and Midwest Grain, with production capacity of approximately 78 million gallons per year.

The Company's principal methods of competing for market share are the price it charges for its products, the quality of its products, the level of service that it provides to its customers, and the Company's geographic location and its ability to deliver adequate supplies of its products in a reliable manner. The Company competes for customers with ethanol producers located throughout the United States.

Ethanol primarily competes with MTBE, which is a hydrocarbon derivative. Because of changing technology, it is possible that other alternative fuels or octane enhancers may be developed which would also compete with ethanol for market share.

The marketing of DDGS is also highly competitive. As with ethanol, the principal methods of competition in this market are price, quality, service, geographic location of the Plant and the ability to deliver adequate product supplies in a reliable manner.

GOVERNMENTAL REGULATION

The Company has obtained an Alcohol Fuel Producers Permit from the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms and all other necessary federal and state licensing permits needed to produce and sell ethanol. The Company's activities are also affected by federal and state regulations governing the sale and distribution of gasoline.

As of December 31, 1995, the federal excise tax on the sale of gasoline was $.184 per gallon. Congress has also provided for an excise tax exemption for qualifying fuel/ethanol blends which is currently set at $.054 per 10% blended gallon through the year 2000. As an alternative to the excise tax exemption, effective through September 30, 2000, fuel blenders who blend gasoline with ethanol at up to a 90:10 ratio (gasoline/ethanol) are entitled to the corresponding alternative income tax credit of $.54 per gallon of ethanol. If the federal excise tax exemption or alternative income tax credit are eliminated or phased out, it will have a significant adverse effect on the Company.

Currently 9 states, including 3 states within the Company's marketing area, Ohio, Minnesota and Illinois, have exempted, in varying amounts, from excise and/or sales taxes, the sale of motor fuel blends containing ethanol. Most state tax exemptions vary in proportion to the amount of ethanol blended into gasoline up to a maximum of 10% ethanol.

Environmental Matters. The Company is subject to federal, state and local laws and regulations designed to protect the environment. The Company does not believe or expect that compliance with such laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon the Company.

On September 30, 1991, the EPA issued to the Company Finding of Violation ("FOV") No. EPA-5-91-R-17 and Notice of Violation ("NOV") No. EPA-5-91-R-18. Both the FOV and NOV are based on alleged violations of the Clean Air Act as it relates to sulfur dioxide emissions. At limited times during the second, third and fourth quarters of 1990, the Company's sulfur dioxide emissions exceeded the limitations specified in the Approval to Construct which was issued by EPA on December 3, 1981. EPA also contended that the Company was not maintaining and operating a continuous monitoring system for measuring sulfur dioxide emissions in compliance with applicable law.

In August 1992, after negotiations with the Company's attorneys, EPA issued a Consent Order to resolve the FOV and NOV. The Company was required to install a continuous monitoring system for measuring sulfur dioxide emissions. The deadline for installation and certification of the new monitoring equipment was February 15, 1993. The Company met that deadline. The Consent Order reserves EPA's right to assess a fine against the Company in connection with the alleged violations as reflected in the FOV and NOV. Under the applicable federal statutes, the Company could potentially be fined a maximum of $25,000 per day beginning from the date that the FOV and NOV were issued (9/30/91) through the date that the alleged violation was corrected. However, no specific fine has been proposed by EPA to date. Although there is no statute of limitations applicable to fine assessments, the risk of a fine will continue to decrease as time passes. The cost of installing the monitoring system was approximately $154,000. Management estimates that any fines levied in this matter will not be significant.

On April 12, 1995, the Company received a FOV from the EPA as a result of the Company's alleged failure to submit a report summarizing the regulatory status of each benzene containing wastestream as required by federal regulations. The Company responded to the FOV on June 8, 1995 and provided EPA with all requested documentation. The matter is still pending and the Company has not received any further response from EPA.

In February, 1996, the Company received a FOV from the Indiana Department of Environmental Management ("IDEM") regarding alleged exceedences of sulphur dioxide and nitrous oxide emissions in August and September 1995. The matter is currently under review by IDEM. Management believes that if a fine is levied in this matter it will not be significant.

Additional Legislation. No prediction can be made as to what additional state or federal legislation or regulations may be enacted, if any, affecting the production, sale or distribution of ethanol for use in alcohol fuels. Any regulations, orders, directives or legislation which may be promulgated in the future may require expenditures by the Company which could be substantial or otherwise adversely affect the Company.

Safety Standards. The Company is subject to various federal and state laws relating to worker health and safety requirements, including the federal Occupational Safety and Health Act.

EMPLOYEES

At December 31, 1995, the Company had 158 employees. Most of the Company's employees are drawn from the South Bend, Indiana area. None of the Company's employees are unionized. The Company considers its labor relations to be excellent.

ITEM 2.  PROPERTIES

The Plant and administrative offices are located on approximately 60 acres in South Bend, Indiana. The land for the Plant site, administrative offices and all equipment is subject to liens to secure the Company's debt with the DOE. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS & RELATED SECURITY HOLDER MATTERS

A regulated public market for trading Limited Partnership Units does not exist and is not likely to develop. Non-regulated auction markets have developed for limited partnership interests, however, no assurances can be made that a market exists for New Energy Units. Consequently, limited partners (the "Limited Partners") of the Company may not be able to liquidate their investment. As of December 31, 1995, there were 3,310 record holders owning an aggregate of 6,400 Limited Partnership Units and one record holder owning a Special Limited Partnership Interest.

As of the date of this report no cash distributions have been made to the holders of the Limited Partnership Units. Restrictions contained in the Restructuring Agreement, as hereinafter defined, significantly limit the amount of cash which the Company can distribute to its Limited Partners. The terms of the loan with the SBDC and the Special Limited Partner Agreement also require that the Company give priority to debt payments and distributions before paying distributions to Limited Partners.

Beginning in October 1989, the Special Limited Partner was eligible to receive appropriate allocations of income, losses or distributions from the Company. See
Note 5 of Notes to Financial Statements. No cash distributions have been made with respect to the Special Limited Partnership Interest.

ITEM 6.  SELECTED FINANCIAL DATA

The table on the following page sets forth selected financial data of the Company for the years ended December 31, 1991, 1992, 1993, 1994 and 1995:


                                    NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
                                                 SELECTED FINANCIAL DATA


                                                                       Year Ended December 31,
                                         -----------------------------------------------------------------------------------
                                              1991              1992            1993              1994              1995
                                         -------------     -------------   -------------     -------------     -------------
Revenues ..........................     $ 107,041,807      $ 121,003,872   $ 115,538,391     $ 127,929,287     $ 134,087,036

Net Income / (Loss) ...............        (9,552,119)         2,401,385         629,052        (2,549,586)       11,653,870

Total Assets at
   End of Year ....................        81,106,791         75,715,837      61,659,770        52,082,532        51,662,253

Total Long-Term Debt ..............       110,372,675        102,663,981      89,661,930        81,791,708        69,842,321

Partners' Capital at
   End of Year (1):
        General Partner ...........        (5,321,331)        (5,081,192)     (5,018,287)       (5,273,246)       (4,107,859)
        Limited Partners ..........       (32,563,597)       (30,402,351)    (29,813,739)      (32,107,672)      (21,619,189)
        Special Ltd. Partner ......         5,000,000          5,000,000       5,000,000         5,000,000         5,000,000


- -------------

(1) Before syndication costs of $4,523,047.


      See financial statements and related notes elsewhere in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company originally financed the construction and start up of the Plant with financing guaranteed by the DOE. On December 31, 1986, the Company defaulted on its construction loan and the consortium of banks that provided the original financing called the DOE guarantee. Since 1987, the DOE has held a promissory note secured by essentially all of the Partnership's assets.

On December 23, 1991, the Company restructured its loan with the DOE by the execution of an Amended and Restated Loan Restructuring Agreement (the "Restructuring Agreement") and two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000, provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992 and maturing on March 31, 2002. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. Note B matures on March 31, 2002. Accordingly, the fixed monthly payment required by the Restructuring Agreement is $631,533. Principal payments of $4,687,856 and $6,687,434 were made during 1995 under the terms of Note A and Note B, respectively.

On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter Agreement") which allows the Company to suspend payment of all Note A principal and interest payments during the period January 1, 1996, through September 30, 1996. As described above, Note A requires monthly principal and interest payments totaling $631,533. Under the terms of the DOE Letter Agreement, nine principal and interest payments totaling $5,683,797 will be suspended on Note A. Suspended payments will be added monthly to the outstanding principal balance of Note B and will accrue interest at the Note B interest rate of 4% per annum. Note B payments will continue to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement.

The DOE has certain rights should there be a default under the DOE Letter Agreement or the Restructuring Agreement, including the acceleration of the debt and enforcement of its liens securing the debt which cover substantially all of the Company's assets.

On October 14, 1982, the Company entered into an agreement with the SBDC, a not-for-profit corporation organized and existing under the laws of the State of Indiana, which provided for the financing, through the U.S. Department of Housing and Urban Development, of a loan to the Company, in the aggregate amount of $2,432,264, for the construction of certain ethanol plant facilities within the City of South Bend, Indiana. As of December 31, 1995, the principal amount of debt owed to SBDC was $948,768.

On March 27, 1996, the Company and SBDC entered into an agreement ("SBDC Letter Agreement") which allows the Company to suspend payment of all principal and interest payments due to SBDC during the period January 1, 1996, through September 30, 1996. Principal and interest payments totaling $69,877 are due SBDC on each of February 1, 1996, May 1, 1996, August 1, 1996 and November 1, 1996. Under the terms of the SBDC Letter Agreement, three payments due in February, May and August 1996, totaling $209,631 will be suspended. Suspended payments will be evidenced by the execution of a new note that will accrue interest at a rate of 6% per annum and be payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

On July 20, 1987, the Company entered into an agreement with the Indiana Recycling and Energy Development Board, formerly the Indiana Energy Development Board, pursuant to which the Company received a loan of $8,500,000 (the "Loan"). The Loan required quarterly payments of $288,462 with the balance due in April 1994. On December 20, 1989 the Company restructured the Loan and cured a default which occurred as a result of its failure to make timely quarterly payments. Under a restructured loan agreement the Company agreed to extend the due dates on the four quarterly payments in arrears and to pay $286,559 in accrued interest. On April 7, 1994 the Company made its final payment on the Loan.

In 1982, as part of the original financing package for the construction of the Plant, the General Partner was required to pledge a certificate of deposit in the amount of $4 million as partial security for the Partnership's loan. On December 30, 1986, as a result of the Partnership's failure to pay interest due under the terms of the loan, a default was declared and the certificate of deposit, which had grown to $5,780,583, was immediately paid to the syndicate of banks that provided the financing. This amount has been classified as a loan by the General Partner to the Partnership. The General Partner did not charge interest on the loan to the Partnership through July 31, 1987. Effective August 1, 1987, interest began accruing at an annual rate of 8.5%. In December 1991, as a condition precedent to the DOE consenting to the Partnership's Amended and Restated Loan Restructuring Agreement, the General Partner was required to contribute $578,831.60 to the Partnership's working capital reserves. This amount has also been classified as a loan by the General Partner to the Partnership. As of December 31, 1995, the General Partner loan consisted of cash advances totaling $6,359,415 and accrued interest of $3,416,775. During 1995, the Company paid the General Partner $918,000 of accrued interest on the loan.

During 1995, the Company had sufficient liquidity to meet its debt and other obligations. On a long-term basis, the Company's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend to a large extent upon favorable market price levels for corn and ethanol, factors over which the Company has little control. However, through its corn purchasing agreement and its strategy to execute long-term ethanol sales contracts, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline markets.

During the first nine months of 1996, the Company anticipates that it will experience a significant increase in the price it pays for corn due primarily to a significantly smaller 1995 corn crop than in 1994 and an increase in worldwide demand for corn. During the first two months of 1996, the Company's average cost per bushel of corn was approximately 50% higher than the same period in 1995. The increase in corn prices is anticipated to have a material adverse impact on the Company's 1996 net income and cashflow.

Notwithstanding the current increase in corn prices the Company anticipates that the combination of its cash reserves and the cashflow benefits of the DOE and SBDC Letter Agreements will allow it to maintain sufficient liquidity to meet demands in fiscal 1996.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994.

For the year ended December 31, 1995, the Company reported net income of $11,653,870 compared to a net loss of $2,549,586 for the year ended December 31, 1994. The increase in income during 1995, when compared to 1994, was primarily the result of higher ethanol selling prices and lower corn costs. Revenues from the sale of ethanol increased to $103,227,074 during 1995, from $96,111,285 in 1994. The increase in revenue during 1995, was primarily due to an increase in ethanol selling prices and to a lesser degree in the volume of ethanol produced and sold. Revenue from the sale of by-products decreased to $30,859,962 during 1995, from $31,818,002 in 1994, primarily due to lower DDGS selling prices offset partially by an increase in the volume of DDGS produced and sold. Interest expense decreased by $438,660 in fiscal year 1995, primarily due to a reduction in the principal amount of debt outstanding.

As discussed in the "Liquidity and Capital Resources" section of this report, during the first nine months of 1996, the Company anticipates that it will experience a significant increase in the price it pays for corn. The Company further anticipates that the increase in corn prices will have a material adverse impact on 1996 net income and cashflow. Because of this fact, the Company does not believe that 1995 operating results are an accurate indicator of the Company's financial performance in 1996. The Company's performance in 1996 will be dependent upon several important factors including the size of the 1996 corn crop and price levels for ethanol and DDGS.

IMPACT OF INFLATION

Inflation continued to be moderate during the year ended December 31, 1995. Management of the Company believes that inflation has a relatively minor direct impact on its results of operations. While certain types of costs (such as salaries) are affected by inflation, the items which most affect the Company's operations are ethanol prices and the cost of raw materials which are influenced by a variety of factors. The impact of inflation on these items is not readily determinable.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1993.

For the year ended December 31, 1994, the Company reported a net loss of $2,549,586 compared to net income of $629,052 for the year ended December 31, 1993. The loss incurred during 1994, when compared to 1993, was primarily the result of higher corn costs and, to a lesser degree, lower ethanol selling prices. Revenues from the sale of ethanol increased to $96,111,285 during 1994, from $86,994,722 in 1993. The increase in revenue during 1994 was primarily due to an increase in the volume of ethanol produced and sold. Revenue from the sale of by-products increased to $31,818,002 during 1994, from $28,543,669 during 1993, primarily due to higher DDGS selling prices and a slight increase in the volume of DDGS produced and sold. Interest expense decreased by $693,069 in fiscal year 1994 primarily due to a reduction in the principal amount of debt outstanding.

                          NEW ENERGY COMPANY OF INDIANA
                               LIMITED PARTNERSHIP

                                    FORM 10-K
                                ITEMS 8 AND 14(a)

                                                                       Page
                                                                       ----
Report of Independent Auditors.......................................   20

Financial Statements:

    Balance Sheets as of December 31, 1995 and  1994.................   21
    Statements of Operations for the years
        ended December 31, 1995, 1994 and 1993.......................   23
    Statements of Partners' Capital Deficit for the
        years ended December 31, 1995, 1994  and 1993................   24
    Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993.............................   25

Notes to Financial Statements........................................   26

Financial Statement Schedules:

    None

                                      * * *

All financial statement schedules are omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

                         Report of Independent Auditors

Partners
New Energy Company of Indiana Limited Partnership

We have audited the accompanying balance sheets of New Energy Company of Indiana Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Energy Company of Indiana Limited Partnership at December 31, 1995 and 1994, and the results of its operations, partners' capital deficit and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                     Ernst & Young LLP

February 13, 1996,
except for Note 3, as to which the
date is March 27, 1996

                New Energy Company of Indiana Limited Partnership

                                 Balance Sheets


                                                                            December 31
                                                               -----------------------------------
                                                                     1995                1994
                                                               -------------        --------------
Assets (Note 3)
Current assets:
   Cash and cash equivalents (Note 2)                          $  11,460,672         $  8,879,804
   Accounts receivable                                             7,353,405            8,025,818
   Other receivables                                                 178,685               77,952
   Inventories (Note 2)                                            4,235,685            4,453,276
   Spare parts                                                     2,604,433            2,611,001
   Prepaid expenses and other                                        317,815              346,247
                                                               -------------         ------------
Total current assets                                              26,150,695           24,394,098

Property and equipment:
   Land                                                            2,047,477            2,047,477
   Land improvements                                               2,316,203            2,316,203
   Buildings                                                       3,744,805            3,738,729
   Machinery and equipment                                       151,262,507          150,999,887
   Construction in progress                                          141,312               57,040
   Allowances for depreciation                                  (134,000,746)        (131,470,902)
                                                               -------------         ------------
                                                                  25,511,558           27,688,434
                                                               =============         ============
Total assets                                                   $  51,662,253         $ 52,082,532
                                                               =============         ============



                                                                            December 31
                                                                ---------------------------------
                                                                     1995                1994
                                                                ------------        -------------
LIABILITIES AND PARTNERS' CAPITAL DEFICIT
Current liabilities:
   Accounts payable                                             $  3,832,976        $  3,204,488
   Interest payable (Note 3)                                         290,740             342,522
   Taxes payable                                                   1,704,799           1,642,124
   Other accrued liabilities                                       1,241,512             905,467
   Current portion of long-term debt (Note 3)                      3,268,249          12,795,098
                                                                ------------        ------------
Total current liabilities                                         10,338,276          18,889,699

Deferred management fees payable to general
  partner (Note 6)                                                    --               1,100,188
Long-term debt, less current portion (Note 3)                     66,574,072          68,996,610

Partners' capital (deficit) (Note 5):
   General partner                                                (4,107,859)         (5,273,246)
   Limited partners                                              (21,619,189)        (32,107,672)
   Special limited partner                                         5,000,000           5,000,000
   Syndication costs                                              (4,523,047)         (4,523,047)
                                                                ------------        ------------
Total partners' capital deficit                                  (25,250,095)        (36,903,965)
                                                                ============        ============
Total liabilities and partners' capital deficit                 $ 51,662,253        $ 52,082,532
                                                                ============        ============



                            See accompanying notes.

                New Energy Company of Indiana Limited Partnership

                            Statements of Operations



                                                                  Years ended December 31
                                                  --------------------------------------------------
                                                       1995              1994               1993
                                                  ------------      ------------       -------------
Net sales, ethanol                                $103,227,074      $ 96,111,285       $ 86,994,722
By-product revenue                                  30,859,962        31,818,002         28,543,669
                                                  ------------      ------------       ------------
                                                   134,087,036       127,929,287        115,538,391

Cost of goods sold                                 111,006,086       118,291,931        102,057,738
                                                  ------------      ------------       ------------
                                                    23,080,950         9,637,356         13,480,653
Selling, general and administrative
   expenses                                          7,703,227         7,736,138          7,724,135
                                                  ------------      ------------       ------------
                                                    15,377,723         1,901,218          5,756,518

Other income (expense):
   Interest income                                     591,931           313,159            328,423
   Interest expense                                 (4,318,679)       (4,757,339)        (5,450,408)
   Other income (expense)                                2,895            (6,624)            (5,481)
                                                  ------------      ------------       ------------
Net income (loss)                                 $ 11,653,870      $ (2,549,586)      $    629,052
                                                  ============      ============       ============

Net income (loss) allocable to limited
  partners                                        $ 10,488,483      $ (2,294,627)      $    566,147
                                                  ============      ============       ============

Limited partner units outstanding                        6,400             6,400              6,400
                                                  ============      ============       ============

Net income (loss) per unit                        $      1,639      $       (359)      $         88
                                                  ============      ============       ============


                            See accompanying notes.

                New Energy Company of Indiana Limited Partnership

                     Statements of Partners' Capital Deficit


                                                                                           Special
                                                   General             Limited             Limited
                                                   Partner             Partners            Partner
                                                 -----------         ------------         -----------
Capital (deficit) at January 1, 1993             $(5,081,192)        $(30,402,351)        $5,000,000
Net income - 1993                                     62,905              566,147              --
Contributions                                          --                  22,465              --
                                                 -----------         ------------         -----------

Capital (deficit) at December 31, 1993            (5,018,287)         (29,813,739)         5,000,000
Net loss - 1994                                     (254,959)          (2,294,627)             --
Contributions                                          --                     694              --
                                                 -----------         ------------         -----------

Capital (deficit) at December 31, 1994            (5,273,246)         (32,107,672)         5,000,000
Net income - 1995                                  1,165,387           10,488,483              --
                                                 -----------         ------------         -----------

Capital (deficit) at December 31, 1995           $(4,107,859)        $(21,619,189)        $5,000,000
                                                 ===========         ============         ===========


                            See accompanying notes.

                New Energy Company of Indiana Limited Partnership

                            Statements of Cash Flows



                                                                           Years ended December 31
                                                                  -----------------------------------------------
                                                                     1995             1994              1993
                                                                  -----------       -----------      ------------
OPERATING ACTIVITIES
Net income (loss)                                                 $11,653,870       $(2,549,586)     $   629,052
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                  2,550,148        10,733,075       13,623,045
     Decrease in deferred management fees
       payable to general partner                                  (1,100,188)         (119,172)      (1,381,224)
      Increase (decrease) in accrued interest on general
        partner loan                                                 (380,277)          540,550          540,550
      Net loss (gain) on disposition of property and
        equipment                                                      (2,895)            6,624            5,481
      Increase (decrease) due to changes in operating
       assets and liabilities:
          Accounts and other receivables                              571,680        (3,639,768)       2,371,137
          Inventories                                                 217,591         1,291,221          227,995
          Spare parts                                                   6,568            26,483          (67,030)
          Prepaid expenses and other                                   28,432            76,000          616,667
          Accounts payable                                            628,488           619,010           71,314
          Management fees payable to general partner                    --                --            (251,830)
          Interest payable                                            (51,782)           74,046          (14,431)
          Taxes payable                                                62,675            17,907           (3,170)
          Other accrued liabilities                                   336,045           250,085         (126,192)
                                                                  -----------       -----------      ------------
Net cash provided by operating activities                          14,520,355         7,326,475       16,241,364

INVESTING ACTIVITIES
Purchase of property and equipment                                   (373,272)         (173,629)        (312,210)
Proceeds from sale of property and equipment                            2,895             --               --
                                                                  -----------       -----------      ------------
Net cash used in investing activities                                (370,377)         (173,629)        (312,210)

FINANCING ACTIVITIES
Payments on long-term debt                                        (11,569,110)       (8,410,772)     (13,542,601)
Capital contributions from limited partners                             --                  694           22,465
                                                                  -----------       -----------      ------------
Net cash used in financing activities                             (11,569,110)       (8,410,078)     (13,520,136)
                                                                  -----------       -----------      ------------

Increase (decrease) in cash and cash equivalents                    2,580,868        (1,257,232)       2,409,018
Cash and cash equivalents, beginning of year                        8,879,804        10,137,036        7,728,018
                                                                  -----------       -----------      ------------
Cash and cash equivalents, end of year                            $11,460,672       $ 8,879,804      $10,137,036
                                                                  ===========       ===========      ============

                            See accompanying notes.

                New Energy Company of Indiana Limited Partnership

                          Notes to Financial Statements

                                December 31, 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

New Energy Company of Indiana Limited Partnership (the "Company"), the General Partner of which is New Energy Corporation of Indiana (the "General Partner"), operates an ethanol production facility in South Bend, Indiana. The Company sells ethanol to petroleum refiners, blenders and retailers on unsecured terms. Customers, each accounting for 10% or more of sales, totaled 59%, 24% and 66% of total ethanol sales in 1995, 1994 and 1993, respectively. The Company also sells distillers' dried grains and solubles ("DDGS") and carbon dioxide, both by-products, on unsecured terms. The Company sold approximately 9%, 17% and 20% of its DDGS to a worldwide exporter for sales overseas in 1995, 1994 and 1993, respectively. In 1995, 1994 and 1993 another customer also accounted for 22%, 27% and 32%, respectively, of its DDGS sales. Carbon dioxide sales are made to one customer on contract which extends to the year 1999.

To a large extent, the Company's operations are dependent upon market factors which are outside the Company's control. The Company's cost of production is largely dependent upon the cost of corn, its principal raw material. In addition, the Company's revenues are principally generated from the sale of ethanol, the price of which can vary at times with the price of gasoline and the value of state and federal tax exemptions and credits; and from the sale of DDGS, the price of which fluctuates with the agricultural by-product market. Because the Company is unable to directly control the relationship of the corn, gasoline and agricultural by-product markets, and is unable to assure the continuation of state and federal tax exemptions and credits, changes in market conditions could adversely affect the future operations of the Company.

The Company has two programs which, management believes, serve to reduce the risk associated with the purchase of corn and sale of ethanol and its by-products. First, the company enters into long-term contracts with major gasoline refiners to sell a significant portion of its ethanol production. Second, the Company has executed a contract which allows it to flat price a significant portion of its 1996 corn requirements on a rolling basis at a price which is fixed based upon the futures market price for corn. During the first nine months of 1996, the Company anticipates a significant increase in corn prices due primarily to a significantly smaller corn crop in 1995 than in 1994 and an increase in worldwide demand for corn. Through February 13, 1996, corn prices, as reflected by the Chicago Board of Trade Commodities Futures Market, have increased on average approximately 50% over the same period in 1995.

                New Energy Company of Indiana Limited Partnership

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of one year or less when purchased to be cash equivalents.

FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for financial instrument assets approximate those assets' fair value. Payment of long-term liabilities are generally dependent upon the Company's ability to achieve cash flow. Management believes that estimating the fair value of these long-term liabilities is either not appropriate or, because of excess costs, considers estimation of fair value to otherwise be impracticable.

INVENTORIES

Inventories consist of raw materials (corn, coal and chemicals), work in process and finished goods (ethanol and DDGS). Coal and chemical inventories are stated at the lower of average cost or market. Corn and ethanol inventories are stated at the lower of cost (FIFO) or market. DDGS, a by-product, is stated at net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

PENSION PLANS

The Company has a defined benefit pension plan covering substantially all full-time employees. The Company's policy is to fund amounts as are necessary on an actuarial basis to provide sufficient funds to meet benefits to be paid to plan members.

FEDERAL INCOME TAXES

No provision is made for federal income taxes or related credits since the results of operations are included in the tax returns of the partners.

                New Energy Company of Indiana Limited Partnership

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

2. INVENTORIES

The major components of inventories at December 31 are as follows:

                                             1995              1994
                                          ----------        ----------
     Raw materials                        $2,162,478        $2,251,812
     Work in process                         559,451           434,505
     Finished goods                        1,513,756         1,766,959
                                          ----------        ----------
                                          $4,235,685        $4,453,276
                                          ==========        ==========

The Company has executed a contract with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. In connection with the contract, the Company has purchased an irrevocable standby letter of credit for $2,000,000, secured by cash and cash equivalents, which expires December 26, 1996, for the benefit of the grain supplier. As of February 13, 1996, the Company has fixed the price for all corn purchases through approximately March 1996.

                New Energy Company of Indiana Limited Partnership

3. LONG-TERM DEBT

Long-term debt consists of the following as of December 31:


                                                                           1995            1994
                                                                       -----------      -----------
  Department of Energy note payable ("Note A"),
    $631,533 including interest at 6.75%, due
    monthly with remaining balance due
    March 31, 2002                                                     $40,251,665      $44,939,521
  Department of Energy note payable ("Note B"),
    monthly payments based on cash flow with
    remaining balance due March 31, 2002;
    interest at 4%                                                      18,865,699       25,553,133
  South Bend Development Corporation notes payable,
    $69,877 including interest at 8%, due quarterly
    through October, 1999                                                  948,768        1,142,587
  New Energy Corporation of Indiana loan, no stated
    payment terms, interest at 8.5%                                      9,776,189       10,156,467
                                                                       -----------      -----------
                                                                        69,842,321       81,791,708

  Less current portion                                                   3,268,249       12,795,098
                                                                       -----------      -----------
                                                                       $66,574,072      $68,996,610
                                                                       ===========      ===========

Substantially all the assets of the Company are collateralized.

On December 23, 1991, the Department of Energy ("DOE") promissory note was restructured by the execution of an Amended and Restated Loan Restructuring Agreement ("Restructuring Agreement") and two new promissory notes, Note A and Note B. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter Agreement") which allows the Company to suspend payment of all Note A principal and interest payments during the period January 1, 1996, through September 30, 1996. Under the terms of the DOE Letter Agreement nine principal and interest payments totaling $5,683,797 will be suspended on Note A. Suspended payments will be added monthly to the outstanding principal balance of Note B and will accrue interest at the Note B interest rate of 4% per annum. Note B payments will continue to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement.

                New Energy Company of Indiana Limited Partnership

3. LONG-TERM DEBT (CONTINUED)

Based upon present facts and circumstances it has been estimated that the Company may make principal payments of approximately $1,538,507 during 1996, under the terms of Note B, which has been included in the current portion of long-term debt. However, as discussed in Note 1, the Company is subject to various market factors which are outside of its control. The ultimate amount paid during 1996, will depend upon the status of market conditions on a monthly basis. In addition, the Restructuring Agreement requires the Company to maintain cash balances of $3,300,000 for working capital and capital expenditures.

On March 27, 1996, the Company and the South Bend Development Corporation ("SBDC") entered into an agreement ("SBDC Letter Agreement") which allows the Company to suspend payment of all principal and interest payments due to SBDC during the period January 1, 1996, through September 30, 1996. Payments are due SBDC on each of February 1, 1996, May 1, 1996, August 1, 1996 and November 1, 1996. Under the terms of the SBDC Letter Agreement three payments totaling $209,631 will be suspended. Suspended payments will be evidenced by the execution of a new note that will accrue interest at a rate of 6% per annum and be payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

The New Energy Corporation of Indiana Loan represents certain cash payments made by the General Partner on behalf of the Company in fulfillment of its obligations under various financing agreements. This amount includes the balance of cash payments totaling $6,359,415 plus accrued interest of $3,416,775. The New Energy Corporation of Indiana Loan is subordinated to the DOE notes and, as required by the Restructuring Agreement, payment of this loan and the related accrued interest are restricted to cash flow, as defined, until all DOE notes are paid. Under the terms of the DOE Letter Agreement, the General
Partner has agreed to further limit permitted distributions to $50,000 per month during the term of the agreement. In 1995, the Company paid $918,000 from cash flow.

Scheduled maturities of long-term debt for the next five years (including the effects of the DOE and SBDC Letter Agreements above), excluding Note B and the New Energy Corporation of Indiana Loan and related accrued interest, are:
1996--$1,729,742; 1997--$5,621,469, 1998--$5,988,453; 1999--$6,562,427,
2000--$6,566,082.

Interest of $4,750,394, $4,142,262 and $4,820,634, was paid in 1995, 1994 and
1993, respectively.

                New Energy Company of Indiana Limited Partnership

4. EMPLOYEE BENEFIT PLANS

Under the terms of the defined benefit pension plan, benefits are based upon years of service and the highest five years of compensation during the participants' last ten years of employment. The Company also maintains a savings plan for which matching contributions are provided. A summary of the components of net pension cost for the pension plan and contributions charged to pension expense for the savings plan for the years ended December 31 follows:


                                                       1995          1994           1993
                                                     --------       --------      --------
   Pension Plan:

     Service cost-benefits earned during
       the year                                      $260,187       $246,673      $185,278
     Interest cost on projected benefit
       obligation                                     166,816        143,385       107,879
     Actual return on plan assets                    (214,834)       (19,920)      (73,539)
     Net amortization and deferral                    113,588        (62,907)       11,039
                                                     --------       --------      --------
     Net pension cost                                 325,757        307,231       230,657

   Savings plan                                        86,821         86,467        88,375
                                                     --------       --------      --------
                                                     $412,578       $393,698      $319,032
                                                     ========       ========      ========

                New Energy Company of Indiana Limited Partnership

4. EMPLOYEE BENEFIT PLANS (CONTINUED)

     The following table sets forth the funded status and amounts recognized in the balance sheets at December 31 for the defined benefit plan:

                                                 1995               1994
                                                -----               ----
   Actuarial present value of accumulated
    benefit obligation, including vested
    benefits of $1,266,457 and $1,033,606,
    respectively                             $(1,343,800)       $(1,109,008)
                                             ===========        ===========
   Actuarial present value of projected
    benefit obligation for services
    rendered to date                         $(2,648,014)       $(2,298,658)
   Plan assets at fair value                   1,761,461          1,348,075
                                             -----------        -----------

   Projected benefit obligation in
    excess of plan assets                       (886,553)          (950,583)
   Unrecognized net gain from past
    experience and effects of changes
    in assumptions                               207,651            369,758
   Unrecognized transition obligation             94,393            107,877
   Unrecognized prior service cost                64,234             68,822
                                             -----------        -----------
   Accrued pension costs                     $  (520,275)       $  (404,126)
                                             ===========        ===========

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5%. The rate of increase in future compensation levels used was 5.5%. The expected long-term rate of return on plan assets was 8.5%. Plan assets are invested primarily in listed debt and equity securities.

5. PARTNERSHIP INTERESTS

The Amended and Restated Limited Partnership Agreement dated October 26, 1982, provides that allocations of income, gains, losses, deductions and credits, and distributions to the partners shall be based on the following percentages:

                New Energy Company of Indiana Limited Partnership

5. PARTNERSHIP INTERESTS (CONTINUED)

                                                    Limited          General
                                                    Partners          Partner
                                                    --------         --------
  For all periods prior to the Conversion Date        90%               10%

  For all periods after the Conversion Date           60%               40%


The "Conversion Date" will take place after the distribution of tax credits, income, gains, losses, deductions, and distributions to the Limited Partners reach certain levels as defined in the Amended and Restated Limited Partnership Agreement.

Commencing October, 1989, the Special Limited Partner was eligible to receive allocations of income, losses or distributions from the Company. The Special Limited Partner is entitled to receive over a period of the next ten years out of distributions made by the Partnership, equal annual installments, in preference to distributions to other partners, a return of its capital plus a rate of return thereon equal to 8% per year compounded annually. With the exception of certain permitted distributions from cash flow, as defined, no distributions can be made until the DOE notes payable are repaid and, accordingly, no amounts have been distributed to date.

6. RELATED PARTY TRANSACTIONS

In accordance with the terms of the Amended and Restated Limited Partnership Agreement dated October 26, 1982, the General Partner is entitled to an annual management fee of $850,000 plus annual increases based on the Consumer Price Index. Total management fees accrued were $1,296,531, $1,261,656 and $1,227,552 for 1995, 1994 and 1993, respectively. In connection with the Restructuring Agreement, the General Partner has agreed to defer payment of 50% of the management fee, except for certain permitted distributions from cash flow, as defined, until such time as the DOE notes are paid in full. Under the terms of the DOE Letter Agreement, the General Partner has agreed to further limit permitted distributions to $50,000 per month during the term of the agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has no officers or directors. The General Partner of the Company, New Energy Corporation of Indiana, is the founder of the Company, and as General Partner, manages and controls the Company's affairs and has general responsibility in all matters affecting its business.

The Bylaws of the General Partner presently provide for the election by the shareholders of the General Partner of up to four directors, each to serve an approximate one-year term from the time of election at the annual meeting of shareholders until the next annual meeting. The Board presently consists of four members. The executive officers of the General Partner are elected approximately annually by the Board of Directors of the General Partner. The current directors and executive officers of the General Partner are as follows:

Name                  Age        Title             Principal Occupation
- ----                  ---        -----             --------------------
Anthony R. Corso      34        Director           Executive Vice President,
                                                   Chief Operating Officer &
                                                   Chief Financial Officer
                                                   General Partner

John H. Parker        48         Director          Chief Executive Officer &
                                                   President
                                                   General Partner

Alberto Shaio         46         Director          Senior Vice President
                                                   Farrel Corporation

Victor Shaio          78         Chairman          Chairman
                                                   General Partner


Anthony R. Corso is Executive Vice President, Chief Operating Officer & Chief Financial Officer of the General Partner. Prior to his employment with the General Partner in April 1994, Mr. Corso was a Vice President of Lehman Brothers, an investment banking firm located in New York. Before joining Lehman Brothers Mr. Corso held positions in the Corporate Audit Departments of Shearson Lehman Brothers and E.F. Hutton & Co. Inc. Mr. Corso holds a Masters Degree in Business Administration from New York University's Stern School of Business and a Bachelor of Science Degree in Business Administration from Mercy College.

John H. Parker is the Chief Executive Officer and President of the General Partner. Mr. Parker has been a director of the General Partner since 1989 and was a vice-president of the General Partner from 1991 to 199_. Prior to his employment with the General Partner in April 1994, Mr. Parker was a Managing Director of Lehman Brothers an investment banking firm located in New York. Prior to July 1993, he served as Executive Vice President of Shearson Lehman Brothers ("SLB"). From November 1987 to November 1990, he was a Senior Vice President of SLB and he has been a Vice President of Shearson Leasing Corporation and other leasing affiliates since July 1984. From 1978 through 1984, Mr. Parker served as Vice President and General Counsel of CTI - Container Transport International, Inc. ("CTI"), which at the time was a wholly-owned subsidiary of Gelco Corporation. Prior to his employment with CTI, Mr. Parker was an Associate Attorney with the firm of Bigham, Englar, Jones & Houston, New York, N.Y. Mr. Parker is admitted to practice law before the courts of the State of New York, the United States District Court for the Southern District of New York, the United States Court of Appeals for the Second Circuit and the United States Supreme Court.

Alberto Shaio has been a director of the General Partner since June 1985. Since July 1986, he has served as Senior Vice President of Sales and Marketing for Farrel Corporation. Prior to that time he served as President and Vice President of Interamerican Investment Group, Inc. Alberto Shaio is the son of Victor Shaio.

Victor Shaio, Chairman of the Board of Directors, has been a director of the General Partner since its formation and has served in various capacities for the General Partner including President and Chief Executive Officer. Mr. Shaio has, during the past 30 years, been engaged in the design, engineering, construction, start-up, operation and ownership of industrial facilities, including facilities for the manufacture of chemicals, textiles, polyvinyl chloride and products related thereto and floor tile. Mr. Shaio also serves as the Chairman of the Board of Directors of Interamerican Investment Group, Inc., an investment company wholly-owned by Mr. Shaio and his family. Victor Shaio is the father of Alberto Shaio.

ITEM 11.   EXECUTIVE COMPENSATION

No compensation was paid by the Company to the officers and directors of the General Partner. See Item 13 below "Certain Relationships and Related Transactions" for a description of remuneration paid to the General Partner and its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK IN GENERAL PARTNER

As of March 26, 1996, the following table sets forth information concerning the beneficial ownership of the 41,351 outstanding shares of the General Partner's common stock, no par value (the "Common Stock"), by (i) all persons who own more than 5% of the Common Stock, (ii) each director of the General Partner who owns any such shares, and (iii) all officers and directors of the General Partner as a group:

                                     Shares Beneficially     Percent of Class
        Name and Address                  Owned             Beneficially Owned
        ----------------             -------------------    ------------------
Chiquita Brand International               11,745                  28.4%
   250 East 5th Street
   Cincinnati, Ohio 45202

Interamerican Investment Group, Inc.       16,549                  40.0%
   20 Cedar Street, Suite 304
   New Rochelle, N.Y. 10801

Ethanol Services, Inc.                     10,338                  25.0%
   c/o Lehman Brothers, Inc.
         3 World Financial Center
         New York, N.Y. 10285

All executive Officers and directors       16,549                  40.0%
     as a group


OWNERSHIP OF LIMITED PARTNERSHIP INTERESTS

Special Limited Partnership Interest. As of March 26, 1996, South Bend Development Corporation, an Indiana non-profit local development corporation, owned 100% of the Special Limited Partnership Interest.

Limited Partnership Units. As of March 26, 1996, no person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Company to be the beneficial owner of more than five percent of the outstanding Limited Partnership Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a management agreement between the Company and the General Partner, the General Partner is entitled to receive an annual operating management fee of $850,000, payable on a monthly basis and subject to annual adjustments based on changes in the Consumer Price Index. In 1987, under the terms of the Company's Restructuring Agreement, the General Partner agreed to defer 50% of its management fee, except for certain permitted distributions from Cash Flow, as defined therein, until such time as the DOE notes are paid in full. For the year ended December 31, 1995, the Company paid management fees to the General Partner totaling $2,396,719, which amount was comprised of $648,266 in current management fees and $1,748,453 of deferred management fees. As of December 31, 1995, no deferred management fees were owed to the General Partner. Under the terms of the March 28, 1996 debt service assistance agreement with DOE (see item 7 "Management's Discussion and Analysis of Financial Condition" on page 14 of this Report for a description of the agreement), the General Partner has agreed to further limit permitted distributions to $50,000 per month during the term of the agreement.

In 1995, the Company paid the General Partner $918,000 of accrued interest on the New Energy Corporation of Indiana Loan. The New Energy Corporation of Indiana Loan represents certain cash payments made by the General Partner on behalf of the Company in fulfillment of its obligations under various financing agreements. As of December 31, 1995, $9,776,190 was owed by the Company to the General Partner. This amount includes principal of $6,359,415 plus accrued interest of $3,416,775. The New Energy Corporation of Indiana Loan is subordinated to the DOE notes and, as required by the Restructuring Agreement, payment of this loan and the related accrued interest are restricted to cash flow, as defined, until all DOE notes are paid. Under the terms of the debt service assistance agreement with DOE, the General Partner has agreed to further limit permitted distributions to $50,000 per month during the term of the agreement.

Article 7 of the amended and restated limited partnership agreement provides, in general, for the following allocations of income, gains, losses, deductions and credits among the Limited Partners and the General Partner (collectively, the "Partners").

   Limited  General
  Partners  Partner
  --------  -------
     90%     10%   ........  For all periods prior to the Conversion Date
     60%     40%   ........  For all periods after the Conversion Date

The "Conversion Date" is the last day of that calendar month on which the sum of
(i) the federal income tax credits allocated or allocable to the Limited Partners with respect to the property placed in service by the Company on or prior to that date, (ii) the cash distributions by the Company to the Limited Partners on or prior to that date, and (iii) 50% of the taxable losses of the Company allocated to the Limited Partners with respect to calendar months of the Company ending on or prior to that date (excluding any losses which may not be deducted by Limited Partners by reason of their having insufficient basis in their Limited Partnership Units within the meaning of Section 704(d) of the Internal Revenue Code of 1986, as amended (the "Code") or an insufficient amount "at risk" within the meaning of Section 465 of the Code), first equals or is greater than the sum of (x) 150% of the aggregate capital contributions to the Company of the Limited Partners, (y) 50% of the taxable income and gains of the Company allocated to the Limited Partners with respect to calendar months of the Company ending on or prior to that date (net of any losses not included in clause (iii) above by reason of the parenthetical phrase therein), and (z) any payments made by Limited Partners pursuant to Assumption Agreements by which each Limited Partner agreed to assume $2,500 of the principal amount of the loan to be incurred by the Company for each Limited Partnership Unit purchased by such Limited Partner; provided, however, that the Conversion Date shall not occur prior to the day after the Plant is placed in service or, if later, the date when at least $1,000,000 in cash distributions resulting from operations of the Company have been made to the Partners or, under certain circumstances, have been placed in a segregated reserve for the distribution after the Recapture Period, as such term is defined in the Partnership Agreement of the Company (generally comprising the period ending on the fifth anniversary of the date on which the Plant was placed in service). For purposes of determining the Conversion Date, income, gain, losses and deductions shall be computed as provided in Article 7 of the Amended and Restated Limited Partnership Agreement of the Company and shall also include income, gain, losses and deductions recognized for federal income tax purposes by Limited Partners by reason of Section 465(e) or Section 731 of the Code.

Any gain realized by the Company from a taxable disposition of the Plant or any other asset of the Company will be allocated generally so as to restore any negative capital account balances of any Partners to zero and then in the following manner:

     (a) if such disposition occurs prior to the Conversion Date, to the Partners in the proportions applicable prior to the Conversion Date in the amount that will increase the capital account balances of the Limited Partners to 90% of an amount (the "Conversion Amount") which, if distributed on the date of disposition, would cause Conversion to occur;

     (b) next, to the General Partner in an amount that will cause the capital account of the General Partner (after reduction by 10% of the Conversion Amount) to be increased to an amount equal to 40% of the difference between
     (i) the then sum of the balances of the capital accounts of all Partners and (ii) the Conversion Amount; and

     (c) finally, to the Partners in proportion to their interests in profits and losses after the Conversion Date.

Losses realized by the Company from the taxable disposition of the Plant or any other asset of the Company will be allocated in the same manner as losses from operations of the Company.

The General Partner will determine periodically, in its discretion, and subject to restrictions contained in loan agreements and restrictions imposed by the federal income tax laws and regulations relating to the recapture of income tax credits, the amount of cash, if any, that may be distributed to Partners, as well as the timing of any such distributions. Distributions made before the Conversion Date will be allocated 90% to the Limited Partners and 10% to the General Partner. Distributions made after the Conversion Date will be allocated 60% to the Limited Partners and 40% to the General Partner. Each Limited Partner's share of distributions will be in the ratio that his capital contribution bears to the aggregate contributions of all Limited Partners.

In the event of liquidation of the Company, cash distributions (after repayment of any loans to the Company) will be made in proportion to the capital accounts of all Partners, after such capital accounts have been adjusted for allocations of profit and loss. Any gain from the sale of the Plant will generally be allocated initially to the General Partners, after such capital accounts have been adjusted for allocations of profit and loss. Any gain from the sale of the Plant will generally be allocated initially to the General Partner to the extent necessary to increase the capital account of the General Partner to 40% of the total capital accounts. Thus, if such gain is adequate, the General Partner will be assured of receiving 40% of the assets in liquidation. The General Partner is obligated to make additional contributions to the Partnership during winding up in the amount equal to the lesser of (i) the amount necessary to permit distributions to be made to Limited Partners that will reduce their capital account balances to zero or (ii) the amount necessary to raise the General Partner's capital account balance to zero.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statements and Financial Statement Schedules - See Index to Financial Statements on page 18.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during fiscal 1995.

      (c)  Exhibits

4.1 Restated and Amended Limited Partnership Agreement of the Company dated October 26, 1982 (filed as Exhibit 12 to the Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

4.2 Form of Assumption Agreement (filed as Exhibit B-3 to the Prospectus dated April 28, 1982, contained in the Company's Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

9.1 Voting Trust Agreement, dated September 14, 1981, between United Brands Company and Interamerican Investment Group, Inc. (filed as
         Exhibit 10(o) to the Company's Registration Statement on Form S-1, No. 2-74525, and incorporated herein by reference).

10.1 Credit Agreement, dated as of October 26, 1982, among the Company, the First National Bank of Chicago, in its individual capacity and as agent (the "Agent"), 1st Source Bank, in its individual capacity and as collateral trustee (the "Collateral Trustee"), and the banks listed on the signature pages thereof (the "Banks) (filed as Exhibit 2 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.2 Guarantee Agreement, dated as of October 26, 1982, among the Company, the United States of America, acting by and through the Secretary of Energy (the "Secretary"), the Agent, and 1st Source Bank, as Collateral Trustee and Servicer for the Secretary (filed as Exhibit 17 to Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.3 Security and Collateral Application Agreement, dated as of October 26, 1982, among the Company, the General Partner, the Agent, the Collateral Trustee and the Secretary (filed as Exhibit 4 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.4 General Partner Agreement, dated as of October 26, 1982, among the General Partner, the Agent, the Collateral Trustee and the Secretary (filed as Exhibit 5 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.5 Cash Pledge Escrow Agreement dated as of October 26, 1982, among the Company, the General Partner, the Collateral Trustee and the Agent (filed as Exhibit 6 to the Company's Quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.6 Loan Agreement, dated October 14, 1982, between the Company and South Bend Development Corporation (filed as Exhibit 8-K to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.7 Subordinated Security Agreement, dated as of October 26, 1982, between the Company and South Bend Development Corporation (filed as
         Exhibit 10 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.8 Subordinated Real Estate Mortgage, dated as of October 26, 1982, between the Company and South Bend Development Corporation (filed as
         Exhibit 11 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.9 Mortgage, dated as of October 26, 1982, between the Company and 1st Source Bank (filed as Exhibit 13 to Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.10 Promissory Note, dated October 26, 1982, in the principal amount of $1,769,057 executed by the Company and payable to the United States Department of Energy (filed as Exhibit 14 to Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.11 First Amended Agreement for Engineering, Procurement and Construction Services, dated June 11, 1982, between the General Partner and Davy McKee Corporation, as amended by letter agreements dated September 21, 1982 and October 26, 1982 (filed as Exhibit 16 to Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.12 Agreement for Sale of Carbon Dioxide, dated February 4, 1983, between the General Partner and Airco Industrial Gases, a Division of Airco, Inc. (filed under Confidential Treatment as Exhibit
         10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1982, and incorporated herein by reference).

10.13 Letter agreement dated August 17, 1982, between the General Partner and Ethanol Services, Inc. (filed as Exhibit 10(cc) to the Company's Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

10.14 Promissory Note, dated October 24, 1984, in the principal amount of $2,272,903.31, executed by the Company and payable to Business Development Corporation of South Bend (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

10.15 Promissory Note, dated October 24, 1985, in the principal amount of $159,360.95, executed by the Company and payable to Business Development Corporation of South Bend (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

10.16 Principal Assistance Agreement dated as of November 25, 1986, by and among the United States of America, acting by and through the Secretary of Energy, the Company and the General Partner (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

10.17 Loan Restructuring Agreement dated July 31, 1987, by and among the United States of America, acting by and through the Secretary of Energy, the Company and the General Partner (filed as Exhibit 19.1 to the Company's Form 10-Q for the quarter ended September 30, 1987, and incorporated herein by reference).

10.18 Loan Agreement dated July 20, 1987, by and between the Indiana Energy Development Board and the Company (filed as Exhibit 19.2 to the Company's Form 10-Q for the quarter ended September 30, 1987, and incorporated herein by reference).

10.19 Receivables and Inventory Loan and Security Agreement dated January 29, 1988, by and between First Interstate Commercial Corporation and the Company (filed as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.20 Agreement dated December 20, 1989, by and between the Indiana Energy Development Board and the Company (filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.21 Amendment to Loan and Security Agreement dated January 29, 1990, by and between First Interstate Commercial Corporation and the Company (filed as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.22 Amended and Restated Loan Restructuring Agreement dated December 23, 1991, by and among the Company, the General Partner and the United States of America, acting by and through the Secretary of Energy (filed as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.23 Letter Agreement dated January 14, 1994, by and between Interamerican Investments, Inc. and Ethanol Services, Inc.(filed as Exhibit
         10.23 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.24 Agreement dated December 17, 1993, by and between the Company and Countrymark Cooperative, Inc.(filed as Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

10.25 Agreement dated January 16, 1996, by and between the Company and Frick Services, Inc. referenced in Part I, Item I, "Raw Materials", page 4 of the Company's Form 10-K for the year ended December 31, 1995.

10.26 DOE Letter Agreement dated March 25, 1996, by and among the Company, the General Partner and the United States of America, acting by and through the Secretary of Energy, referenced in Part II, Item 7 "Liquidity and Capital Resources", page 14 of the Company's Form 10-K for the year ended December 31, 1995.

10.27 SBDC Letter Agreement dated March 27, 1996, by and among the Company, the General Partner and the South Bend Development Corporation, referenced in Part II, Item 7 "Liquidity and Capital Resources", page 15 of the Company's Form 10-K for the year ended December 31, 1995.

10.28 Letter Agreement dated August 23, 1995, by and between Interamerican Investments, Inc. and Ethanol Services, Inc.

27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEW ENERGY COMPANY  OF  INDIANA

                                 By:  New Energy Corporation of Indiana,
                                       General Partner

Dated: March 29, 1996            By:  /s/ JOHN H. PARKER
                                      ------------------------------------
                                      John H. Parker, Director,
                                       Chief Executive Officer & President

Dated: March 29, 1996            By:  /s/ ANTHONY R. CORSO
                                      ------------------------------------
                                      Anthony R. Corso, Director, Executive
                                       Vice President, Chief Operating Officer
                                            & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the Company and in the capacities and on the date indicated.

March 29, 1996                      /s/ VICTOR SHAIO
                                    --------------------------------------
                                    Victor Shaio, Chairman of the Board
                                        of the General Partner


March 29, 1996                      /s/ JOHN H. PARKER
                                    --------------------------------------
                                    John H. Parker, Director, Chief
                                      Executive Officer and President
                                         of the General Partner

March 29, 1996                      /s/ ANTHONY R. CORSO
                                    --------------------------------------
                                    Anthony R. Corso, Director, Executive
                                    Vice President Chief Operating Officer
                                        and Chief Financial Officer of
                                            the General Partner

April 1, 1996                       /s/ ALBERTO SHAIO
                                    --------------------------------------
                                    Alberto Shaio, Director
                                      of the General Partner

                                  EXHIBIT INDEX

Exhibit
- -------
4.1 Restated and Amended Limited Partnership Agreement of the Company dated October 26, 1982 (filed as Exhibit 12 to the Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

4.2 Form of Assumption Agreement (filed as Exhibit B-3 to the Prospectus dated April 28, 1982, contained in the Company's Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

9.1 Voting Trust Agreement, dated September 14, 1981, between United Brands Company and Interamerican Investment Group, Inc. (filed as
         Exhibit 10(o) to the Company's Registration Statement on Form S-1, No. 2-74525, and incorporated herein by reference).

10.1 Credit Agreement, dated as of October 26, 1982, among the Company, the First National Bank of Chicago, in its individual capacity and as agent (the "Agent"), 1st Source Bank, in its individual capacity and as collateral trustee (the "Collateral Trustee"), and the banks listed on the signature pages thereof (the "Banks) (filed as Exhibit 2 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.2 Guarantee Agreement, dated as of October 26, 1982, among the Company, the United States of America, acting by and through the Secretary of Energy (the "Secretary"), the Agent, and 1st Source Bank, as Collateral Trustee and Servicer for the Secretary (filed as Exhibit 17 to Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.3 Security and Collateral Application Agreement, dated as of October 26, 1982, among the Company, the General Partner, the Agent, the Collateral Trustee and the Secretary (filed as Exhibit 4 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.4 General Partner Agreement, dated as of October 26, 1982, among the General Partner, the Agent, the Collateral Trustee and the Secretary (filed as Exhibit 5 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.5 Cash Pledge Escrow Agreement dated as of October 26, 1982, among the Company, the General Partner, the Collateral Trustee and the Agent (filed as Exhibit 6 to the Company's Quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.6 Loan Agreement, dated October 14, 1982, between the Company and South Bend Development Corporation (filed as Exhibit 8 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.7 Subordinated Security Agreement, dated as of October 26, 1982, between the Company and South Bend Development Corporation (filed as
         Exhibit 10 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.8 Subordinated Real Estate Mortgage, dated as of October 26, 1982, between the Company and South Bend Development Corporation (filed as
         Exhibit 11 to the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.9 Mortgage, dated as of October 26, 1982, between the Company and 1st Source Bank (filed as Exhibit 13 to Form 8 amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.10 Promissory Note, dated October 26, 1982, in the principal amount of $1,769,057 executed by the Company and payable to the United States Department of Energy (filed as Exhibit 14 to Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.11 First Amended Agreement for Engineering, Procurement and Construction Services, dated June 11, 1982, between the General Partner and Davy McKee Corporation, as amended by letter agreements dated September 21, 1982 and October 26, 1982 (filed as Exhibit 16 to Form 8-K amending the Company's quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

10.12 Agreement for Sale of Carbon Dioxide, dated February 4, 1983, between the General Partner and Airco Industrial Gases, a Division of Airco, Inc. (filed under Confidential Treatment as Exhibit
         10.16 to the Company's annual report on Form 10-K for the year ended December 31, 1982, and incorporated herein by reference).

10.13 Letter agreement dated August 17, 1982, between the General Partner and Ethanol Services, Inc. (filed as Exhibit 10(cc) to the Company's Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

10.14 Promissory Note, dated October 24, 1984, in the principal amount of $2,272,903.31, executed by the Company and payable to Business Development Corporation of South Bend (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

10.15 Promissory Note, dated October 24, 1985, in the principal amount of $159,360.95, executed by the Company and payable to Business Development Corporation of South Bend (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

10.16 Principal Assistance Agreement dated as of November 25, 1986, by and among the United States of America, acting by and through the Secretary of Energy, the Company and the General Partner (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

10.17 Loan Restructuring Agreement dated July 31, 1987, by and among the United States of America, acting by and through the Secretary of Energy, the Company and the General Partner (filed as Exhibit 19.1 to the Company's Form 10-Q for the quarter ended September 30, 1987, and incorporated herein by reference).

10.18 Loan Agreement dated July 20, 1987, by and between the Indiana Energy Development Board and the Company (filed as Exhibit 19.2 to the Company's Form 10-Q for the quarter ended September 30, 1987, and incorporated herein by reference).

10.19 Receivables and Inventory Loan and Security Agreement dated January 29, 1988, by and between First Interstate Commercial Corporation and the Company (filed as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.20 Agreement dated December 20, 1989, by and between the Indiana Energy Development Board and the Company (filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.21 Amendment to Loan and Security Agreement dated January 29, 1990, by and between First Interstate Commercial Corporation and the Company (filed as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1989, and incorporated herein by reference).

10.22 Amended and Restated Loan Restructuring Agreement dated December 23, 1991, by and among the Company, the General Partner and the United States of America, acting by and through the Secretary of Energy (filed as Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

10.23 Letter Agreement dated January 14, 1994, by and between Interamerican Investments, Inc. and Ethanol Services, Inc.(filed as Exhibit
         10.23 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.24 Agreement dated December 17, 1993, by and between the Company and Countrymark Cooperative, Inc.(filed as Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

10.25 Agreement dated January 16, 1996, by and between the Company and Frick Services, Inc. referenced in Part I, Item I, "Raw Materials", page 4 of the Company's Form 10-K for the year ended December 31, 1995.

10.26    DOE Letter Agreement dated March 25, 1996, by and among the
         Company, the General Partner and the United States of America, acting by and through the Secretary of Energy, referenced in Part II,
         Item 7 "Liquidity and Capital Resources", page 14 of the Company's Form 10-K for the year ended December 31, 1995.

10.27 SBDC Letter Agreement dated March 27, 1996, by and among the Company, the General Partner and the South Bend Development Corporation, referenced in Part II, Item 7 "Liquidity and Capital Resources", page 15 of the Company's Form 10-K for the year ended December 31, 1995.

10.28 Letter Agreement dated August 23, 1995, by and between Interamerican Investments, Inc. and Ethanol Services, Inc.

27.1     Financial Data Schedule