Form 10-Q
period 1996-03-31
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1996-05-15
CIK 355783

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

BALANCE SHEETS
                                     MARCH 31, 1996     DECEMBER 31, 1995
Assets                                 (UNAUDITED)         (AUDITED)
Current assets:
  Cash and cash equivalents           $  8,927,375     $ 11,460,672
  Accounts receivable                    6,083,485        7,353,405
  Other receivables                        525,195          178,685
  Inventories                            3,217,502        4,235,685
  Spare parts                            2,597,162        2,604,433
  Prepaid expenses and other               454,054          317,815
    Total current assets                21,804,773       26,150,695

Property, plant and equipment          159,508,932      159,512,304
Accumulated depreciation (deduction)  (134,652,545)    (134,000,746)
                                        24,856,387       25,511,558

Total assets                          $ 46,661,160     $ 51,662,253
                                       ===========      ===========
Liabilities and partners'
capital deficit
Current liabilities:
  Accounts payable                    $  2,839,101     $  3,832,976
  Interest payable                          46,962          290,740
  Taxes payable                          2,144,765        1,704,799
  Other accrued liabilities              1,169,272        1,241,512
  Current portion of long-term debt      5,765,824        3,268,249
    Total current liabilities           11,965,924       10,338,276

Long-term debt, less current portion    63,928,725       66,574,072

Partners' capital (deficit):
  General partner                       (4,506,198)      (4,107,859)
  Limited partners                     (25,204,244)     (21,619,189)
  Special limited partner                5,000,000        5,000,000
  Syndication costs                     (4,523,047)      (4,523,047)
    Total partners' capital deficit    (29,233,489)     (25,250,095)

Total liabilities and                  ___________      ___________
  partners' capital deficit           $ 46,661,160     $ 51,662,253
                                       ===========      ===========

See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS





                            THREE MONTHS ENDED   THREE MONTHS ENDED
                              MARCH 31, 1996       MARCH 31, 1995
                                (UNAUDITED)          (UNAUDITED)

Net sales, ethanol             $ 24,861,331        $ 25,862,615
By-product revenue                9,630,199           7,166,405
                                 34,491,530          33,029,020

Cost of goods sold               35,601,686          26,102,946

  Gross profit (loss)            (1,110,156)           6,926,074

Selling, general and
  administrative expenses         2,005,976           1,907,006

  Income (loss) from operations  (3,116,132)           5,019,068

Interest income                     129,343             122,995
Interest expense                   (996,605)         (1,101,139)

  Net income (loss)            $ (3,983,394)       $  4,040,924
                                 ==========          ==========

Net income (loss) allocable to
  limited partners             $ (3,585,055)       $  3,636,832
                                 ==========          ==========

Limited partner units
  outstanding                         6,400               6,400
                                 ==========          ==========

Net income (loss) per unit     $       (560)       $        568
                                 ==========          ==========


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                           THREE            THREE
                                        MONTHS ENDED     MONTHS ENDED
                                       MARCH 31, 1996   MARCH 31, 1995
                                         (UNAUDITED)      (UNAUDITED)

Operating activities
  Net income (loss)                       $(3,983,394)    $ 4,040,924
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization          655,171        650,220
       Decrease in deferred management
         fees payable to general partner                     (589,451)
       Increase in accrued interest on
         general partner loan                 134,399         133,286
       Increase (decrease) due to changes
         in operating assets and liabilities:
           Accounts and other receivables      923,410       3,511,565
           Inventories                       1,018,183       1,499,823
           Spare parts                           7,271         (17,980)
           Prepaid expenses and other         (136,239)       (389,740)
           Accounts payable                   (993,875)       (749,754)
           Interest payable                   (243,778)       (288,628)
           Taxes payable                       439,966         422,248
           Other accrued liabilities           (72,240)        200,535
  Net cash provided by (used in) operating
    activities                              (2,251,126)       8,423,048

Investing activities
  Purchase of property and equipment                0         (75,682)
  Net cash used in investing activities             0         (75,682)

Financing activities
  Payments of long-term debt                  (282,171)    (4,680,847)
  Net cash used in financing activities       (282,171)    (4,680,847)

Increase (decrease) in cash and cash
   equivalents                              (2,533,297)     3,666,519
Cash and cash equivalents, beginning of
   period                                   11,460,672      8,879,804
Cash and cash equivalents, end of period   $ 8,927,375    $12,546,323
                                            ==========     ==========

See notes to financial statements.

          New Energy Company of Indiana Limited Partnership


                    Notes to Financial Statements
           For the Quarter Ended March 31, 1996 (Unaudited)


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.  INVENTORIES

    Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classifica-tion follows:

                            March 31, 1996     December 31, 1995

         Raw materials       $1,091,087           $2,162,478
         Work-in-process        762,511              559,451
         Finished goods       1,363,904            1,513,756
                             $3,217,502           $4,235,685
                              =========            =========

    For the years 1995 and 1996 the Company executed contracts with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. As of May 15, 1996, the Company has fixed the price for all corn purchases through July 10, 1996.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On December 23, 1991, the Company restructured its loan with the Doe by the execution of an Amended and Restated Loan Restructuring Agreement (the "Restructuring Agreement") and two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000,provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992 and maturing on March 31, 2002. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. Note B matures on March 31, 2002. Accordingly, the fixed monthly payment required by the Restructuring Agreement is $631,533. Based upon present facts and circum-stances, management has estimated that principal payments of approximately $3,012,767 will be made during the next twelve months under the terms of Note B.

On March 25, 1996, the Company and the DOE entered into an agreement ("DOE Letter Agreement") which allows the Company to suspend payment of all Note
A principal and interest payments during the period January 1, 1996, through September 30, 1996. As described above, Note A requires monthly principal and interest payments totaling $631,533. Under the terms of the DOE Letter Agreement, nine principal and interest payments totaling $5,683,797 will be suspended on Note A. Suspended payments will be added monthly to the out-standing principal balance of Note B and will accrue interest at the Note B interest rate of 4% per annum. Note B payments will continue to be calcu-lated and paid on a cash flow basis as defined in the DOE Letter Agreement.

The DOE has certain rights should there be a default under the Doe Letter Agreement or the Restructuring Agreement, including the acceleration of the debt and enforcement of its liens securing the debt which cover substantially all of the Company's assets.

On October 14, 1982, the Company entered into an agreement with the SBDC, a not-for-profit corporation organized and existing under the laws of the State of Indiana, which provided for the financing, through the U.S. Department of Housing and Urban Development, of a loan to the Company, in the aggregate amount of $2,432,264, for the construction of certain ethanol plant facilities within the City of South Bend, Indiana. As of March 31, 1996, the principal amount of debt owed to SBDC was $967,744.

On March 27, 1996, the Company and SBDC entered into an agreement ("SBDC Letter Agreement") which allows the Company to suspend payment of all principal and interest payments due SBDC during the period January 1, 1996, through September 30, 1996. Principal and interest payments totaling $69,877 are due SBDC on each of February 1, 1996; May 1, 1996; August 1, 1996 and November 1, 1996. Under the terms of the SBDC Letter Agreement, three payments due in February, May, and August 1996, totaling $209,631 will be suspended. Suspended payments will be evidenced by the execution of a new note that will accrue interest at a rate of 6% per annum and be payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

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

During the first nine months of 1996, the Company anticipates that it will experience a significant increase in the price it pays for corn due primarily to a smaller corn crop during 1995 than in 1994 and an increase in worldwide demand for corn. During the first three months of 1996, the Company's average cost per bushel of corn was approximately 50% higher than the same period in 1995. Since that period corn prices have continued to rise and as of May 15, 1996, the cash price for a bushel of corn has increased approximately
100% from its level during the same period in 1995. The Company does not anticipate that corn prices will decrease significantly before the arrival of new crop corn in October, 1996.

As a result of the continued rise in corn prices, the Company has decided to decrease production by approximately 40% during the period June through September, 1996. The Company anticipates returning to full production upon arrival of new crop corn in October, 1996, when prices are expected to be closer to historical levels. In connection with the decrease in production the Company has laid-off 28 employees representing approximately 17% of its workforce. The Company anticipates that it will recall laid-off employees when the Plant returns to its full production level. Notwithstanding the current increase in corn prices, the Company anticipates that its cash reserves combined with the temporary decrease in production and workforce and the cashflow benefits of the DOE and SBDC Letter Agreements will allow it to maintain sufficient liquidity to meet demands in fiscal 1996.

RESULTS OF OPERATIONS

For the three months ended March 31, 1996, the Company generated a loss of $3,983,394 compared to income of $4,040,924 for the three months ended March 31, 1995. The loss generated during the three months ended March 31, 1996 was primarily due to a significant increase in the price of corn caused by a significantly smaller 1995 corn crop and an increase in worldwide demand for corn.

Revenue from the sale of ethanol decreased during the three months ended March 31, 1996 to $24,861,331 from $25,862,615 during the three months ended March 31, 1995. This decrease was primarily due to a decrease in the price of ethanol sold.

Revenue from the sale of by-products increased during the three months ended March 31, 1996 to $9,630,199 from $7,166,405 during the three months ended March 31, 1995. The increase in by-product revenue was primarily due to a significant increase in the selling price of DDGS.

Ethanol production totaled 20,603,693 gallons for the three months ended March 31,1996 as compared to 21,710,045 gallons for the three months ended March 31, 1995. The approximate 5.3% decrease in ethanol production was primarily due to an unplanned outage caused by equipment failure. The plant also produced 64,467 tons of distillers dried grains and 40,013 tons of gaseous carbon dioxide for the three months ended March 31, 1996 as compared to 68,759 tons of distillers dried grains and 40,079 tons of gaseous carbon dioxide for the three months ended March 31, 1995. Distillers dried grains and gaseous carbon dioxide are by-products of the ethanol production process.

Cost of goods sold was $9,498,740 for the three months ended March 31,1996 over the same period in 1995 primarily due to a significant increase in the price of corn.

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


                                NEW ENERGY COMPANY OF INDIANA
                                LIMITED PARTNERSHIP

                                 By: New Energy Corporation of Indiana,
                                    General Partner


Dated: May 15, 1996             By: S\________________________________
                                    John H. Parker
                                    President and Chief Executive
                                    Officer


Dated: May 15, 1996             By: S\________________________________
                                    Anthony R. Corso
                                    Executive Vice President, Chief
                                    Financial Officer and Chief
                                    Operating Officer