Form 10-Q
period 1996-06-30
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1996-08-20
CIK 355783

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

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

BALANCE SHEETS
                                     JUNE 30, 1996    DECEMBER 31, 1995
Assets                                 (UNAUDITED)         (AUDITED)
Current assets:
  Cash and cash equivalents (Note 3)  $  7,119,101     $ 11,460,672
  Accounts receivable                    4,947,970        7,353,405
  Other receivables                        371,442          178,685
  Inventories (Note 3)                   4,428,271        4,235,685
  Spare parts                            2,633,228        2,604,433
  Prepaid expenses and other               412,316          317,815
    Total current assets                19,912,328       26,150,695

Property, plant and equipment          159,504,293      159,512,304
Accumulated depreciation (deduction)  (135,304,344)    (134,000,746)
                                        24,199,949       25,511,558

Total assets                          $ 44,112,277     $ 51,662,253
                                       ===========      ===========
Liabilities and partners'
capital deficit
Current liabilities:
  Accounts payable                    $  2,478,735     $  3,832,976
  Interest payable                               0          290,740
  Taxes payable                          2,723,943        1,704,799
  Other accrued liabilities              1,784,193        1,241,512
  Current portion of long-term debt     60,698,868        3,268,249
  (Note 2)
    Total current liabilities           67,685,739       10,338,276

Long-term debt, less current portion    10,060,089       66,574,072
  (Note 2)

Partners' capital (deficit):
  General Partner                       (4,946,205)      (4,107,859)
  Limited Partners                     (29,164,299)     (21,619,189)
  Special Limited Partner                5,000,000        5,000,000
  Syndication costs                     (4,523,047)      (4,523,047)
    Total Partners' capital deficit    (33,633,551)     (25,250,095)

Total liabilities and                  ___________      ___________
  Partners' capital deficit           $ 44,112,277     $ 51,662,253
                                       ===========      ===========

See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                  THREE                THREE             SIX              SIX
                               MONTHS ENDED         MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                               JUNE 30, 1996        JUNE 30, 1995     JUNE 30, 1996    JUNE 30, 1995
                                (UNAUDITED)          (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Net sales, ethanol            $ 23,795,188         $ 27,473,215      $ 48,656,519       $ 53,335,830
By-product revenue               9,268,980            6,719,530        18,899,179         13,885,935
                                33,064,168           34,192,745        67,555,698         67,221,765

Cost of goods sold              34,490,727           27,641,903        70,092,413         53,744,849

  Gross profit (loss)           (1,426,559)            6,550,842       (2,536,715)         13,476,916

Selling, general and
  administrative expenses        2,079,604             1,947,724        4,085,580          3,854,730

  Income (loss) from operations (3,506,163)             4,603,118      (6,622,295)          9,622,186

Interest income                    108,448                172,691         237,791             295,686
Interest expense                (1,002,347)            (1,093,461)      (1,998,952)        (2,194,600)

  Net income (loss)            $(4,400,062)          $  3,682,348      (8,383,456)       $  7,723,272
                                 ==========           ==========        =========         ===========

Net income (loss) allocable to
  Limited Partners             $(3,960,056)          $  3,314,113     $(7,545,110)       $  6,950,945
                                 ==========             ==========      =========         ===========

Limited Partner units
  outstanding                         6,400               6,400             6,400             6,400
                                 ==========          ==========         ==========        ===========

Net income (loss) per unit     $       (619)        $        518      $    (1,179)       $      1,086
                                  ==========           ==========         ===========        ===========


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                SIX                SIX
                                            MONTHS ENDED       MONTHS ENDED
                                           JUNE 30, 1996      JUNE 30, 1995
                                            (UNAUDITED)        (UNAUDITED)
Operating activities
  Net income (loss)                          $(8,383,456)       $  7,723,272
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
       Depreciation and amortization           1,311,609            1,300,440
       Increase (decrease) in deferred
         management fees payabe to
         general partner                          15,101           (1,100,188)
       Increase in accrued interest on
         long term debt                         1,978,648             265,226
       Increase (decrease) due to changes
         in operating assets and liabilities:
           Accounts and other receivables       2,212,678            628,889
           Inventories                           (192,586)           523,691
           Spare parts                            (28,795)           (35,716)
           Prepaid expenses and other             (94,501)          (237,590)
           Accounts payable                    (1,354,241)            178,103
           Interest payable                      (290,740)           (294,713)
           Taxes payable                        1,019,144              16,478
           Other accrued liabilities              542,681             634,544
  Net cash provided by (used in) operating
    activities                                 (3,264,458)          9,602,436

Investing activities
  Purchase of property and equipment                    0            (65,715)
  Net cash used in investing activities                 0            (65,715)

Financing activities
  Payments on long-term debt                   (1,077,113)        (8,186,565)
  Net cash used in financing activities        (1,077,113)        (8,186,565)

Increase (decrease) in cash and cash
   equivalents                                 (4,341,571)          1,350,156
Cash and cash equivalents, beginning of
   period                                      11,460,672           8,879,804
Cash and cash equivalents, end of period      $ 7,119,101        $ 10,229,960
                                               ==========          ==========

See notes to financial statements.

          New Energy Company of Indiana Limited Partnership


                    Notes to Financial Statements
           For the Quarter Ended June 30, 1996 (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES

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

2.  DEBT AND CONTINUATION OF OPERATIONS

    The Company has sought from various potential lenders an additional $10 million operating line of credit, secured by certain inventory and other assets of the Company. Great American Insurance Company ("GAIC") has indicated an interest to make the loan on terms satisfactory to the Company, subject to the consent of the DOE and BDC to the placement of this secured indebtedness. Negotiations of the terms of this loan and the DOE's and BDC's consent thereto are ongoing.

    On or about May 17, 1996, the Company elected not to pay its real estate taxes due and payable on May 17, 1996, in the amount of $879,421. Non-payment of these taxes resulted in a default under certain agreements with the DOE and BDC. The Company requested the DOE and BDC to waive such a default. On August 15, 1996, the DOE agreed to "standstill" respecting the tax payment default, contingent upon a "commercial loan [that would bring the taxes current by November 10, 1996] being approved by the [DOE] and the appropriate documents being executed among the parties." The Company believes that the proposed loan with GAIC will satisfy the DOE,s contingency and effectuate a standstill under the DOE Agreements and the BDC Letter Agreement until the real property tax payments are made.

    There can be no assurance, however, that GAIC will mske the loan or that the DOE and BDC will approve the loan. Consequently, the debt to the DOE and BDC are shown as current liabilities for the purposes of this 10-Q quarterly report. In addition, continuation of the Company's operations in its present form is dependent upon its ability to achieve cash flow from favorable market price levels for corn and ethanol, obtaining additional concessions from the Department of Energy ("DOE") and Business Development Corporation ("BDC") and /or obtaining additional financing. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.  INVENTORIES

    Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classifica-tion follows:

                            June 30, 1996     December 31, 1995

         Raw materials       $1,677,228           $2,162,478
         Work-in-process        825,819              559,451
         Finished goods       1,925,224            1,513,756
                             $4,428,271           $4,235,685
                              =========            =========

    The Company has executed a contract with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. In connection with the contract, the Company has purchased an irrevocable standby letter of credit of $2,000,000, secured by cash and cash equivalents, which expires December 26, 1996, for the benefit of the grain supplier. As of July 31, 1996, the Compamy has fixed the price for corn purchases through September 1996.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

On December 23,1991, the Company restructured its loan with the DOE by the execution of an Amended and Restated Loan Restructuring Agreement (the "Restructuring Agreement") and two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000, provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992 and maturing on March 31, 2002. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement.
Note B matures on March 31, 2002. Accordingly, the fixed monthly payment required by the Restructuring Agreement is $631,533. Based upon present facts and circumstances, management has estimated that no principal payments will be made during the next twelve months under the terms of Note B.

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

On October 14, 1982, the Company entered into an agreement with the BDC, a not-for-profit corporation organized and existing under the laws of the State of Indiana, which provided for the financing, through the U.S. Department of Housing and Urban Development, of a loan to the Company, in the aggregate amount of $2,432,264, for the construction of certain ethanol plant facilities within the City of South Bend, Indiana. As of June 30, 1996, the principal amonut of debt owed to BDC was $985,700.

On March 27, 1996, the Company and BDC entered into an agreement ("BDC Letter Agreement") which allows the Company to suspend payment of all principal and interest payments due to BDC during the period January 1, 1996, through September 30, 1996. Principal and interest payments totaling $69,877 are due BDC on each of February 1, 1996; May 1, 1996; August 1, 1996 and November 1, 1996. Under the terms of the BDC Letter Agreement, three payments due in February, May and August 1996, totaling $209,631 will be suspended. Suspended payments will be evidenced by the execution of a new note that will accrue interest at a rate of 6% per annum and be payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

The DOE and BDC have certain rights should there be a default under the DOE Letter Agreement or the Restructuring Agreement, or the BDC Letter Agreement, including the acceleration of the debt and enforcement of liens securing the debt which cover substantially all of the Company's assets.

On or about May 17, 1996, the Company elected not to pay its real estate taxes due and payable on May 17, 1996, in the amount of $879,421. Non-payment of these taxes resulted in a default under certain agreements with the DOE and BDC. The Company requested the DOE and BDC to waive such a default. On August 15, 1996, the DOE agreed to "standstill" respecting the tax payment default, contingent upon a "commercial loan [that would bring the taxes current by November 10, 1996] being approved by the [DOE] and the appropriate documents being executed among the parties." The Company believes that the proposed loan with GAIC will satisfy the DOE's contingency and effectuate a standstill under the DOE Agreements and the BDC Letter Agreement until the real property tax payments are made. There can be no assurance, however, that GAIC will make the loan or that the DOE and BDC will approve the loan. Consequently, the debts to the DOE and BDC are shown as current liabilities for the purposes of this 10-Q quarterly report.

On a long term basis, the Comapny's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend on further concessions by the DOE and BDC and/or obtaining additional financing. Such liquidity will also depend to a large extent upon favorable market price levels for corn and ethanol, factors over which the Company has little control. However, through its corn purchasing agreement (see Note 3 to the financial statements) and its strategy to execute multiple month ethanol sales contracts, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline markets.

During the first six months of 1996, the Company's average cost per bushel of corn was approximately 60% higher than the same period in 1995. This is due primarily to a smaller corn crop during 1995 than in 1994 and an increase in worldwide demand for corn. The Company does not anticipate that corn prices will decrease significantly before the arrival of new crop corn in October 1996.

As a result of the continued rise in corn prices, the Company has decided to decrease production by approximately 36% during the period June through September 1996. The Company anticiaptes returning to full production upon the arrival of new crop corn in October 1996. when prices are expected to be closer to hisorical levels. In connection with the decrease in production the Company has layed off twenty-three (23) employees representing approximately 15% of its workforce. Continuation of the Company's operations in its present form is dependent upon its ability to achieve cash flow from favorable market price levels for corn and ethanol, obtaining additional concessions from the DOE and BDC and/or obtaining additional financing.

RESULTS OF OPERATIONS
                                                         Page 8 of 13
For the three months ended June 30, 1996, the Company generated a loss of $4,400,062 as compared to income of $3,682,348 for the three months ended June 30, 1995. The loss generated during the three months ended June 30, 1996, was primarily due to a significant increase in the price of corn caused by a significantly smaller 1995 corn crop than in 1994 and an increase in worldwide demand for corn.

Revenues from the sale of ethanol decreased during the three months ended June 30, 1996, to $23,795,188 from $27,473,215 during the three months ended June 30, 1995. This decrease was primarily due to a decrease in the volume of ethanol sold offset by a slight increase in the average price per gallon. The volume decrease is primarily due to the decrease in production beginning in June 1996 caused by the continued rise in corn prices.




Revenue from the sale of by-products increased during the three months ended June 30, 1996, to $9,268,980 from $6,719,530 during the three months ended June 30, 1995. The increase in by-product revenue was primarily due to a significant increase in the selling price of DDGS offset by a decrease in volume produced as a result of the ethanol production decrease beginning in June 1996.

Ethanol production totaled 18,104,135 gallons for the three months ended June 30, 1996, as compared to 22,228,129 gallons for the three months ended June 30, 1995. This decrease primarily results from the decrease in production beginning in June 1996 caused by the continued rise in corn prices. The plant also produced 58,540 tons of distillers dried grains and 36,355 tons of gaseous carbon dioxide for the three months ended June 30, 1996 as compared to 71,484 tons of distillers dried grains and 43,654 tons of gaseous carbon dioxide for the three months ended June 30, 1995. Distillers dried grains and gaseous carbon dioxide are by-products of the ethanol production process.

Cost of goods sold increased by $6,848,824 during the three months ended June 30, 1996, compared to the same period in 1995, primarily due to an approximate 60% increase in the average price of corn per bushel.

For the six months ended June 30, 1996, the Company generated a loss of $8,383,456 as compared to income of $7,723,272 for the six months ended June 30, 1995. The loss generated was primarily due to a significant increase in the price of corn, the Company's primary raw material.

Revenue from the sale of ethanol decreased during the six months ended June 30, 1996, to $48,656,519 from $53,335,830 during the six months ended June 30, 1995. This decrease was primarily due to an unplanned outage caused by equipment failure, and to a greater extent, a decrease in production beginning in June 1996 caused by higher corn prices.

Revenue from the sale of by-products increased during the six months ended June 30, 1996, to $18,899,179 from $13,885,935 during the six months ended June 30, 1995. This increase in by-product revenue was primarily due to a significant increase in the selling price of DDGS offset by a decrease in volume produced as a result of the ethanol production decrease beginning in June 1996.

Ethanol production totaled 38,689,462 gallons for the six months ended June 30, 1996, as compared to 43,938,174 gallons for the six months ended June 30, 1995. This decrease was primarily due to an unplanned outage caused by equipment failure and to a greater extent, a decrease in production beginning in June 1996 caused by higher corn prices.
The plant also produced 123,007 tons of disillers dried grains and 76,368 tons of gaseous carbon dioxide for the six months ended June
30, 1996, as compared to 140,243 tons of distillers dried grains and 83,733 tons of gaseous carbon dioxide for the six months ended June
30, 1995.

Cost of goods sold increased by $16,347,564 during the six months ended June 30, 1996, compared to the same period in 1995, primarily due to a significant increase in the price of corn.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is not party to any material legal proceedings other than routine litigation incidental to its business.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         On or about May 17, 1996, the Company elected not to pay its real estate taxes due and payable on May 17, 1996, in the amount of $879,421. Non-payment of these taxes resulted in a default under certain agreements with the Doe and BDC. The Company requested the DOE and BDC to waive such a default. On August 15, 1996, the DOE agreed to "standstill" respecting the tax payment default, contingent upon a "commercial loan [that would bring the taxes current by November 10, 1996] being approved by the [DOE] and the appropriate documents being executed among the parties." The Company believes that the proposed loan with GAIC will satisfy the DOE's contingency and effectuate a standstill under the DOE Agreements and the BDC Letter Agreement until the real property tax payments are made. There can be no assurance, however, that GAIC will make the loan or that the DOE and BDC will approve the loan.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         New Energy Corporation of Indiana, an Indiana corporation
         (the "General Partner"), serves as the general partner of the Company. The General Partner manages and controls the Company's affairs and has general responsibility in all matters affecting the Company's business.On May 29, 1996, the General Partner held its Annual Meeting of Stockholders. At the Annual Meeting, the stockholders of the General Partner elected Messrs. Julius S. Anreder, William R. Martin, Joseph A. Pedoto and Jerome K.
         Walsh as directors of the General Partner, replacing the former Board of Directors which consisted of Messrs. Anthony R. Corso, John H. Parker, Alberto Shaio and Victor Shaio. Following the Annual Meeting, the Board of Directors of the General
         Partner replaced the executive officers of the General Partner and elected the following persons as executive officers: Julius
         S. Anreder, Chairman of the Board, Larry W. Singleton, President and Treasurer, Victor Shaio, Vice President, and William R. Martin, Secretary. Nathan P. Kimpel was elected Vice President and Assistant Secretary by the Board on August 2. 1996. By mutual agreement, Victor Shaio terminated his employment with the General Partner effective August 15, 1996.

         The following is a brief biography, as available, for each member of the board and each new officer, of the General
         Partner of the Company:

Julius S. Anreder

         Partner of Oscar Gruss & Son, the controlling shareholder of Oscar Gruss & Son, Inc. a New York based member of the New
         York Stock Exchange. Mr. Anreder has served as Vice President of Oscar Gruss & Son, Inc. for more than five years. Mr. Anreder is a director of American Financial Enterprises, Inc. and Citicasters, Inc.

William R. Martin

         Chairman of the Board (since 1993) and President and Chief Executive Officer (until 1993) of MB Computing, Inc., a computer software and services company. Mr. Martin is a director of American Financial Group, Inc., American Annuity Group, Inc., American Financial Corporation, and American Premier Underwriters, Inc.

Joseph A. Pedoto

         President, JLM Financial, Inc., a financial consulting firm. Director of Provident Bancorp, Inc. since 1993.

Jerome K. Walsh

         Member in the law firm of Lane & Mittendorf LLP< New York,
         New York.

Larry W. Singleton

         President, Chief Executive Officer and Treasurer of New Energy Corporation of Indiana, Inc. since May 29, 1996.
         Prior to joining the company, Mr. Singleton was a financial consultant to financially troubled adn other companies since 1993. He served as a director from 1993 through 1995 of Alert Centre, Inc. ("Alert"), a security monitoring company. He previously served during 1992 and 1993 as chief financial officer of Alert and as director, president and chief financial officer of certain Alert-related entities. During the period April 1992 through November 1992, Mr. Singleton was a director of Specialty Equipment Companies, Inc., a food service equipment manufacturer. During the period July 1989 through January 1992, Mr. Singleton was a financial reorganization consultant to secured lenders, bondholders and managements of various financially troubled companies.
         Before then, Mr. Singleton served as executive vice president and chief financial officer to The Charter Company, a petroleum marketing company.

Nathan P. Kimple

         General Manager and/or Plant Manager of the Company since
         1984.
Item 6.  Exhibits and Reports on Form 8-K

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


                                NEW ENERGY COMPANY OF INDIANA
                                LIMITED PARTNERSHIP

                                By: New Energy Corporation of Indiana,
                                    General Partner


Dated: August 20, 1996          By: S\________________________________
                                    Larry W. Singleton
                                    President and Treasurer