Form 10-Q
period 1996-09-30
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1996-11-14
CIK 355783

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

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


                                                    YES X NO __

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP



BALANCE SHEETS


                                                         SEPTEMBER 30, 1996             DECEMBER 31, 1995
                                                            (UNAUDITED)                     (AUDITED)
Assets
Current assets:
     Cash and cash equivalents (Note 2)                    $  3,720,802                  $  11,460,672
     Accounts receivable                                      5,321,513                      7,353,405
     Other receivables                                          122,100                        178,685
     Inventories (Note 2)                                     3,773,014                      4,235,685
     Spare Parts                                              2,510,293                      2,604,433
     Prepaid expenses and other                                 236,713                        317,815
                                                           ----------------             --------------
         Total current assets                                 15,684,435                    26,150,695

Property and equipment                                       159,504,293                   159,512,304
Allowances for depreciation                                 (135,956,144)                 (134,000,746)
                                                           ----------------              --------------
                                                              23,548,149                    25,511,558

                                                           ----------------              --------------
Total assets                                                $ 39,232,584                    51,662,253
                                                           ================              ==============

Liabilities and Partners'
Capital Deficit
Current liabilities:
     Accounts payable                                       $   3,611,644             $      3,832,976
     Interest payable                                              60,897                      290,740
     Taxes payable                                              3,186,652                    1,704,799
     Other accrued liabilities                                  1,338,174                    1,241,512
     Current portion of long-term debt                          6,492,079                    3,268,249
                                                           ----------------              --------------
     Total current liabilities                                 14,689,446                   10,338,276

Long-term debt, less current
     portion                                                   66,785,014                   66,574,072

Partners' capital (deficit):
     General Partner                                           (5,807,037)                  (4,107,859)
     Limited Partners                                         (36,911,792)                 (21,619,189)
     Special Limited Partner                                    5,000,000                    5,000,000
     Syndication costs                                         (4,523,047)                  (4,523,047)
                                                           ----------------               --------------
         Total partners' capital deficit                       (42,241,876)                (25,250,095)

Total liabilities and
                                                           ----------------                --------------
     partners' capital deficit                              $   39,232,584                $   51,662,253
                                                           ================                ==============


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                   SEPTEMBER 30                                  SEPTEMBER 30
                                                     (UNAUDITED)                                  (UNAUDITED)
                                           -------------------------------------      --------------------------------------
                                                1996                 1995                  1996                  1995
Net sales, ethanol                           $ 19,431,172       $  24,168,257        $    68,087,691         $ 77,504,087
By-product revenue                              8,762,526           7,223,016             27,661,705           21,108,951
                                           ---------------      ----------------      ----------------      ----------------
                                               28,193,698           31,391,273            95,749,396           98,613,038

Cost of goods sold                             33,776,508           26,793,351            103,868,921          80,538,200
                                           ---------------      ----------------      ----------------      ----------------

     Gross profit (Loss)                       (5,582,810)           4,597,922             (8,119,525)         18,074,838

Selling, general and
     administrative expenses                    1,885,963            2,010,862              5,971,543           5,865,592
                                           ---------------      ----------------      ----------------      ----------------

Income (loss) from operations                  (7,468,773)           2,587,060            (14,091,068)         12,209,246

Interest income                                    81,816              149,459                319,607             445,145
Interest expense                               (1,221,368)          (1,080,302)            (3,220,320)         (3,274,902)
                                           ---------------      ----------------      ----------------      ----------------

     Net income (loss)                      $  (8,608,325)       $   1,656,217      $     (16,991,781)     $    9,379,489
                                           ===============      ================    ==================    ================

Net income (loss)
     allocable to limited
     partners                               $  (7,747,493)       $   1,490,595       $     (15,292,603)       $  8,441,540
                                           ===============      ================     ================      ================

Limited partner units
     outstanding                                 6,400                6,400                   6,400               6,400
                                           ===============      ================     ================      ================

Net income (loss) per unit                  $   (1,211)$               $ 233                 $(2,389)               $1,319
                                           ===============      ================     ================      ================


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS


                                                                               NINE                           NINE
                                                                           MONTHS ENDED                   MONTHS ENDED
                                                                         SEPT 30, 1996                  SEPT 30, 1995
                                                                           (UNAUDITED)                    (UNAUDITED)
                                                                      ---------------------          ---------------------
Operating activities
     Net income (loss)                                                    $  (16,991,781)                 $  9,379,489
     Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities
            Depreciation and amortization                                      1,963,409                      1,950,660
            Increase in deferred
               management fees payable to
               general partner                                                   172,766                        324,133
            Increase in accrued interest on
               long term debt                                                  3,439,119                        404,302
            Increase (decrease) due to changes
               in operating assets and liabilities:
                   Accounts and other receivables                              2,088,477                      2,462,868
                   Inventories                                                   462,671                       (414,793)
                   Spare parts                                                    94,140                        (18,226)
                   Prepaid expenses and other                                     81,102                         73,032
                   Accounts payable                                             (221,332)                       276,896
                   Interest payable                                             (229,843)                       (51,761)
                   Taxes payable                                               1,481,853                        468,618
                   Other accrued liabilities                                      96,662                       (126,836)
                                                                       ---------------------          ---------------------
     Net cash provided by (used in) operating
        activities                                                            (7,562,757)                     14,728,382

Investing activities
     Purchase of property and equipment                                      ---                                (210,506)
                                                                       ---------------------          ---------------------
     Net cash used in investing activities                                   ---                                (210,506)
                                                                       ---------------------          ---------------------

Financing activities
     Net change in working capital loan                                           900,000                    ---
     Payments on  long-term debt                                               (1,077,113)                   (11,557,612)
                                                                       ---------------------          ---------------------
     Net cash used in financing activities                                       (177,113)                   (11,557,612)
                                                                       ---------------------          ---------------------

Increase (decrease) in cash and cash
     equivalents                                                               (7,739,870)                      2,960,264
Cash and cash equivalents, beginning of period                                 11,460,672                       8,879,804
                                                                       ---------------------          ---------------------
Cash and cash equivalents, end of period                               $        3,720,802             $        11,840,068
                                                                       =====================          =====================


See notes to financial statements.

                New Energy Company of Indiana Limited Partnership

                          Notes to Financial Statements
              For the Quarter Ended September 30, 1996 (Unaudited)

1.     Organization and Significant Accounting Policies

       New Energy Company of Indiana Limited Partnership (the "Company"), the General Partner of which is New Energy Corporation of Indiana (the "General Partner"), operates an ethanol production facility in South Bend, Indiana. The Company sells ethanol to petroleum refiners, blenders and retailers on unsecured terms. To a large extent, the Company's operations are dependent upon market factors which are outside the Company's control. The Company's cost of production is largely dependent upon the cost of corn, its principal raw material. In addition, the Company's revenues are principally generated from the sale of ethanol, the price of which can vary at times with the price of gasoline, methyl tertiary butyl ether ("MTBE"), and the value of state and federal tax exemptions and credits; and from the sale of distillers' dried grains and solubles ("DDGS"), the price of which fluctuates with the agricultural by-product market. Because the Company is unable to directly control the relationship of the corn, gasoline and agricultural by-product markets, and is unable to assure the continuation of state and federal tax exemptions and credits, changes in market conditions could adversely affect the future operations of the Company.

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

2.     Inventories

       Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and
       DDGS). A summary of inventories by classification follows:

                                  September 30, 1996          December 31, 1995
          Raw materials               $2,147,732                  $2,162,478
          Work-in-process                654,330                     559,451
          Finished goods                 970,952                   1,513,756
                                     -----------                   ---------
                                      $3,773,014                   $4,235,685
                                       =========                    =========

       The Company has executed a contract with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. In connection with the contract, the Company has purchased for the benefit of the grain supplier an irrevocable standby letter of credit of $1,000,000, secured by cash and cash equivalents, which expires March 31, 1997. As of October 18, 1996, the Company has fixed the price for anticipated corn purchases through March 1997.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On October 14, 1982, the Company and the Business Development Corporation of South Bend, Mishawaka & St. Joseph County, IN ("BDC"), a not-for-profit corporation organized and existing under the laws of the State of Indiana, entered into a loan agreement (the "BDC Loan") whereby the BDC through a grant the BDC received from the U.S. Department of Housing and Urban Development, loaned $2,432,264 to the Company for the construction of certain ethanol plant facilities within the City of South Bend, Indiana.

On December 23, 1991, the Company restructured its loan with the United States Department of Energy ("DOE") by the execution of an Amended and Restated Loan Restructuring Agreement (the "Restructuring Agreement") and two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000, provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992 and maturing on March 31, 2002. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. Note B matures on March 31, 2002. Accordingly, the fixed monthly payment required by the Restructuring Agreement is $631,533.

On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter Agreement") which allowed the Company to suspend payment of all Note A principal and interest payments during the period January 1, 1996 through September 30, 1996. As described above, Note A requires monthly principal and interest payments totaling $631,533. Under the terms of the DOE Letter Agreement, nine principal and interest payments totaling $5,683,797 have been suspended on Note
A. Suspended payments on Note A have been added monthly to the outstanding principal balance of Note B and will accrue interest at the Note B interest rate of 4% per annum. Note B payments will continue to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement.

On March 27, 1996, the Company and BDC entered into an agreement ("BDC Letter Agreement") which allowed the Company to suspend payment of all principal and interest payments under the BDC Loan during the period January 1, 1996 through September 30, 1996. Principal and interest payments totaling $69,877 are due BDC on each of February 1, May 1, August 1 and November 1. Under the terms of the BDC Letter Agreement, three payments (due in February, May and August 1996), totaling $209,631 have been suspended. Suspended payments are evidenced by a new note that will accrue interest at a rate of 6% per annum and be payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

On August 23, 1996, the Company and Great American Insurance Company, an entity related to Chiquita Brands International, Inc., a shareholder of New Energy Corporation of Indiana, the general partner of the Company, entered into a $10 million revolving working capital loan facility (the "GAIC Loan") through December 31, 1997, secured by the Company's accounts receivable, inventory and certain other assets. The loan provides for interest at three percent over the "prime rate" of interest as quoted daily in The Wall Street Journal and includes other terms customary in the commercial loan market.

Also, in connection with the GAIC Loan, the DOE and BDC agreed to suspend the Company's obligation to make debt service payments from October 1, 1996 through December 31, 1997, and under certain circumstances, through December 31, 1998. The suspension ends for any month that the Company is able to generate earnings and cash flow sufficient to repay the GAIC Loan and have cash in excess of $4.8 million on deposit in its bank.

During the first nine months of 1996, the Company's average cost per bushel of corn processed was approximately 70% higher than the same period in 1995. This was due primarily to a smaller corn crop during 1995 than in 1994 and an increase in worldwide demand for corn. As of the date of this report, corn prices have declined by approximately one third from their highest levels in 1996. The Company has contracted for anticipated corn requirements for the fourth quarter 1996 at average prices approximately 33% less than those experienced in the third quarter, 1996 but still approximately 25% more than the fourth quarter 1995. The Company has contracted anticipated corn requirements for the first quarter 1997 at average prices approximately 2% below the average corn price for the first quarter 1996. There can be no assurance, however, that the decline in corn prices will continue or result in lower or similar corn prices relative to prior corresponding periods.

Also, notwithstanding the Company's ethanol sales contracts through March 1997 (and in some cases April 1997) at prices that based on contracted corn prices, should result in positive operating income for the quantities sold under the ethanol sales contracts, because of fluctuations in: a) required purchase quantities under the ethanol sales contracts; b) ethanol spot market prices; and
c) DDGS prices, there can be no assurance that the Company will produce positive operating income or net profit through the first quarter of 1997.

As a result of the rise in corn prices in the first nine months of the year, the Company decreased production by approximately 36% during the period June through September 1996. The Company is returning to production at prior levels, but has not yet attained such levels because of technical difficulties confronted in ramping up production. The Company anticipates resolution of the technical difficulties related to production and a return to prior levels. There, however, can be no assurance that such technical difficulties will be surmounted or that production will return to historical levels.

On a long term basis, the Company's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend on further concessions by the DOE and BDC, obtaining additional financing, and/or upon favorable market price levels for corn and ethanol, factors over which the Company has little control. However, through its corn purchasing agreement (see Note 2 to the financial statements) and its strategy to execute multiple month ethanol sales contracts, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline/MTBE markets. There can be no assurance, however, that any or all of the foregoing factors will obtain so as to permit the Company to maintain sufficient liquidity to meet its debt service and other obligations in the longer term.

RESULTS OF OPERATIONS

For the quarter ended September 30, 1996, the Company generated a loss of $8,608,325 as compared to income of $1,656,217 for the quarter ended September 30, 1995. The loss generated during the quarter ended September 30, 1996 was primarily due to significantly elevated corn prices caused by a significantly smaller 1995 corn crop than in 1994, and an increase in worldwide demand for corn.

Revenues from the sale of ethanol decreased during the quarter ended September 30, 1996, to $19,431,172 from $24,168,257 during the quarter ended September 30, 1995. This decrease was primarily due to a decrease in the volume of ethanol sold offset by an increase in the average price per gallon. The volume decrease is primarily due to the decrease in production beginning in June 1996 as a result of elevated corn prices.

Revenue from the sale of by-products increased during the quarter ended September 30, 1996, to $8,762,526 from $7,223,016 during the quarter ended September 30, 1995. The increase in by-product revenue was primarily due to a significant increase in the selling price of DDGS offset by a decrease in volume produced as a result of the ethanol production decrease beginning in June 1996.

Ethanol production totaled 15,085,659 gallons for the quarter ended September 30, 1996, as compared to 21,397,463 gallons for the quarter ended September 30, 1995. This decrease primarily results from the decrease in production beginning in June 1996 as a result of elevated corn prices. The plant also produced 51,340 tons of DDGS and 34,023 tons of gaseous carbon dioxide for the quarter ended September 30, 1996 as compared to 71,443 tons of DDGS and 40,465 tons of gaseous carbon dioxide for the quarter ended September 30, 1995. DDGS and gaseous carbon dioxide are by-products of the ethanol production process and consequently decreased primarily as a result of the ethanol production decrease beginning in June 1996.

Cost of goods sold increased by $6,983,157 during the quarter ended September 30, 1996, compared to the same period in 1995, primarily due to a significant increase in the price of corn.

For the nine months ended September 30, 1996, the Company generated a loss of $16,991,781 as compared to income of $9,379,489 for the nine months ended September 30, 1995. The loss generated was primarily due to a significant increase in the price of corn, the Company's primary raw material, with little corresponding increase in the price of ethanol, most of which was already under contract to customers.

Revenue from the sale of ethanol decreased during the nine months ended September 30, 1996, to $68,087,691 from $77,504,087 during the nine months ended September 30, 1995. This decrease was primarily due to a decrease in production beginning in June 1996 caused by higher corn prices and to a lesser extent, an unplanned outage caused by equipment failure.

Revenue from the sale of by-products increased during the nine months ended September 30, 1996, to $27,661,705 from $21,108,951 during the nine months ended September 30, 1995. This increase in by-product revenue was primarily due to a significant increase in the selling price of DDGS offset by a decrease in volume produced as a result of the ethanol production decrease beginning in June 1996.

Ethanol production totaled 53,775,121 gallons for the nine months ended September 30, 1996, as compared to 65,335,637 gallons for the nine months ended September 30, 1995. This decrease was primarily due to a decrease in production beginning in June 1996 caused by higher corn prices and to a lesser extent, an unplanned outage caused by equipment failure. The plant also produced 174,394 tons of DDGS and 110,391 tons of gaseous carbon dioxide for the nine months ended September 30, 1996, as compared to 211,776 tons of DDGS and 124,198 tons of gaseous carbon dioxide for the nine months ended September 30, 1995.

Cost of goods sold increased by $23,330,721 during the nine months ended September 30, 1996, compared to the same period in 1995 primarily due to a significant increase in the price of corn.

PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

           The Company is not party to any material legal proceedings other than routine litigation incidental to its business.

Item 2.    Changes in Securities

            The GAIC Loan restricts the use of the Company's cash, including its use for, among other things: (a) any distribution in cash or in kind with respect to the partnership interests of the Company or any guaranteed payment made by the Company to any partner of the Company other than payment of the administration fee to New Energy Corporation of Indiana, the general partner of the Company, (b) any purchase, redemption or other acquisition for value of any partnership interest of the Company, (c) any loan, advance, extension of credit or guarantee obligation by the Company to any affiliate of the Company, other than as permitted under the GAIC Loan, (d) any investment in any affiliate of the Company.

Item 3.    Defaults Upon Senior Securities

            On or about May 17, 1996, the Company elected not to pay its real estate taxes due and payable on May 17, 1996, in the amount of $879,421. Non-payment of these taxes resulted in a default under certain agreements with the DOE and the BDC. The Company requested the DOE and BDC to waive such a default. On August 15, 1996, the DOE agreed to "stand still" respecting the tax payment default, contingent upon a "commercial" loan [that would bring the taxes current by November 10, 1996] being approved by the [DOE] and the appropriate documents being executed among the parties. The Company believes that the GAIC Loan has satisfied the DOE's condition precedent for the continuation of a "standstill" under the DOE loan agreement respecting the Unpaid Taxes. Moreover, in connection with the GAIC Loan, the BDC agreed not to declare a default by the Company under the BDC's loan, as amended, because of the Unpaid Taxes, unless the Unpaid Taxes remain unpaid after November 11, 1996. The Unpaid Taxes were paid on November 8, 1996.


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

                4.2 Form of Subscription  Agreement (filed as exhibit B-2 to the
                    Registration   Statement  on  Form  S-1,   No.2-74254,   and
                    incorporated herein by reference).

                4.3 Form of  Assumption  Agreement  (filed as Exhibit B-3 to the
                    Prospectus dated April 28, 1982, contained in the Company's Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

           B.)    Reports on Form 8-K:

                  On August 23, 1996, the Company filed a report on Form 8-K, reporting among other things under Item 5. Other Events, the placement of the GAIC Loan, incorporated herein by reference.

                                    SIGNATURE

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

                                       NEW ENERGY COMPANY OF INDIANA
                                       LIMITED PARTNERSHIP

                                       By:   New Energy Corporation of Indiana,
                                             General Partner

Dated:  November 14, 1996              By:    S/___________________________
                                                Larry W. Singleton
                                                President & Treasurer