Form 10-K
period 1996-12-31
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1997-03-28
CIK 355783

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) of THE
        SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                          Commission File No. 0-11431

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

     YES    X                                         NO
        --------                                        --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [    ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant.

     Not Applicable.



                               TABLE OF CONTENTS



PART I                                                               Page
                                                                     ----

     Item 1.  Business............................................     4

     Item 2.  Properties..........................................    17

     Item 3.  Legal Proceedings...................................    17

     Item 4.  Submission of Matters to a Vote of Security Holders.    18

PART II

     Item 5.  Market for Registrant's Limited Partner Units
              and Related Security Holder Matters.................    19

     Item 6.  Selected Financial Data.............................    20

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................    20

     Item 8.  Financial Statements and Supplementary Data.........    26

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.................    44

PART III

     Item 10.  Directors and Executive Officers of the Registrant..   44

     Item 11.  Executive Compensation..............................   46

     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management...............................   46

     Item 13.  Certain Relationships and Related Transactions......   47

PART IV

     Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K.................................   50


      Index to Exhibits............................................   50

     Signatures....................................................   50

                          FORWARD-LOOKING INFORMATION

     This document contains, and other materials filed or to be filed by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements. These forward-looking statements address, among other things, strategic initiatives (including plans for capital expenditure requirements and financing sources). See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business", and "Legal Proceedings". These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; delays, difficulties and technological changes associated with production of ethanol; changes in government regulation and taxation that may affect costs of production and/or the competitiveness of ethanol compared to other oxygenates; leverage and debt service requirements; general economic conditions; and changes or volatility in corn, ethanol and DDGS prices. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.


                                    PART 1

Item 1.  Business


General Development of Business
-------------------------------

New Energy Company of Indiana Limited Partnership, an Indiana limited partnership (the "Company"), whose general partner is New Energy Corporation of Indiana, an Indiana corporation (the "General Partner"), was formed on April 15, 1980, under the Indiana Uniform Limited Partnership Act to construct and operate an ethanol production facility (the "Plant") located in South Bend, Indiana.

On April 28, 1982, the Company commenced an offering, on a best efforts basis, of $37,000,000 in limited partnership interests in $5,000 increments with a minimum required investment of $5,000. In addition to subscribing for interests at a minimum price of $5,000, each limited partner executed an assumption agreement pursuant to which he or she assumed $2,500 of the principal amount of a loan obtained by the Company to be used in connection with the construction of the Plant. On August 27, 1982, the Partnership terminated the offering having raised the minimum amount of $32,000,000 through the sale of 6,400 limited partner interests.

Plant construction commenced in 1982 with proceeds of the offering; a $5,000,000 private offering of special limited partner interests; a $3,000,000 General Partner contribution; $140,914,000 long-term financing by an eight bank consortium, 90% of which was guaranteed by the United States of America acting by and through the Secretary of Energy on behalf of the Department of Energy ("DOE"); and $2,432,264 long-term financing from the Business Development Corporation of South Bend, Mishawaka, St. Joseph County, Indiana ("SBDC").

The Plant was designed and constructed to produce annually approximately 52,500,000 gallons of fuel grade ethanol from corn. The Plant also was designed to produce annually, as by-products of the ethanol production process, approximately 186,000 tons of distilled dried grains and solubles ("DDGS") and approximately 145,000 tons of gaseous carbon dioxide ("CO2").

Financial Information about Industry Segments
---------------------------------------------

The Company operates in one business segment, the production of ethanol and its by-products: DDGS and CO2. The Company does not operate in any other business segment. The following chart lists Company sales for each of ethanol and its by-products (DDGS and CO2) for 1996, 1995 and 1994:



                               1996           1995             1994
                               ----           ----             ----
Ethanol Sales              $94,918,677     $103,227,074     $96,111,285
By-Product Sales           $36,775,692      $30,859,962     $31,818,002


Narrative Description of Business
---------------------------------

Since commencing operations in 1985, the Plant has consistently produced ethanol without extensive down-time. During 1996, the Plant produced approximately 73 million gallons of ethanol as compared to approximately 88 million gallons produced in 1995; approximately a 17% decrease in ethanol production. The approximate 17% decrease in ethanol production primarily resulted from the Company's decision to decrease production by approximately 30% during the period May through September, 1996, compared to the same period in 1995, and due to a 71% increase in the average price per bushel of corn for the period from January through September, 1996, compared to the same period in 1995. This reduction also resulted from, but to a significantly lesser extent, an unplanned outage caused by equipment failure during the quarter ended March 31, 1996.

In 1997, the Plant is currently projected to produce approximately 85 million gallons of denatured ethanol. The Plant also is currently projected to produce in 1997, as by-products, approximately 268,000 tons of DDGS, and approximately 169,000 tons of CO2. There can be no assurance, however, that these forward looking projections may be realized because they are subject to numerous factors, including, without limitation, general economic conditions, product and supply price fluctuations, and mechanical difficulties and other structural limitations on production capacity.

The Company's revenues during its last three fiscal years primarily were derived from sales of ethanol, DDGS and CO2. The statements of operations set forth in the financial statements contained in this report indicate the amounts of revenue and operating income or loss derived from the Company's sale of ethanol and its by-products for the fiscal years ended December 31, 1996, 1995 and 1994. The following table indicates the percentage of revenue from the Company's sales of ethanol and its by-products for the fiscal years ended December 31, 1996, 1995 and 1994:


                      1996           1995           1994
                      ----           ----           ----
Ethanol               72.1%          77.0%          75.2%
DDGS                  26.7%          21.7%          23.5%
Carbon Dioxide         1.2%           1.3%           1.3%



Products
--------

Ethanol.  Known chemically as ethyl alcohol, and commonly as grain alcohol,
-------
ethanol is used primarily as an octane enhancer and as an oxygen source to produce cleaner burning gasoline. To produce ethanol, corn is dry-milled through grinding and then converted to a fermentable sugar stream through a process of enzyme hydrolysis. The resulting mash is fermented in batch fermenters and then transferred to a continuous distillation column which yields 95%-pure ethanol. The ethanol is then further refined by a separate distillation column into anhydrous (water-free) ethanol. The anhydrous ethanol is denatured to produce fuel ethanol. The ethanol produced by the Plant may only be used as a fuel or a substitute for petroleum or petrochemical feedstock.

Distilled Dried Grains and Solubles.  DDGS is a by-product of the Plant's
-----------------------------------
ethanol production process. Approximately 90% of the protein content of the corn used by the Plant is recovered in the DDGS and is marketed as a protein supplement in livestock feed.

Carbon Dioxide.   The fermentation process used by the Plant yields CO2 as a
--------------
by-product. The CO2 produced at the Plant primarily is used in the preparation of carbonated beverages and frozen foods.

Research and Development
------------------------

In April 1991, the Company entered into a cooperative research and development agreement ("CRADA") with the National Renewable Energy Laboratory ("NREL"), a research laboratory operated by the DOE in an effort to develop an economical process for the conversion of cellulose and hemi-cellulose materials to ethanol. The Company's goal was to develop a method to produce ethanol from alternative, less expensive feedstocks. Management of the NREL research was coordinated by the Company's Project Development Team ("PDT").

In addition to its work with NREL, PDT was engaged in projects to identify new products that would allow the Company to diversify its product line and to develop manufacturing processes for those products. The Company also engaged a research consultant to assist it in developing new production processes and alternative products.

Because of a severe cash flow crisis and the lack of prior tangible results, the Company allowed the CRADA to expire pursuant to its terms on March 31, 1996, without renewal. Moreover, at approximately the same time and for similar reasons, the PDT was dissolved. Certain PDT members were reassigned within the Plant, while other PDT members left the Company's employ. In addition, the Company permitted the Research Consultant Agreement to expire in August, 1996, without renewal. Research and development has remained unfunded since that time.

As of the date of this Report the Company's past research and development efforts achieved limited success in eliminating production bottlenecks and no commercially feasible new products or processes have been identified.

The Company currently has not budgeted research and development funds for 1997.


The Plant
---------

The Company owns a single plant located on approximately 60 acres in South Bend, Indiana. The Plant is an open air facility that consists of various physical equipment used in the ethanol production process and a two story office building used for the Company's administrative offices. The Plant is located in the heart of the "corn belt" and in close proximity to many of the Company's major customers. The Plant, equipment and other assets are encumbered under a first and second mortgage lien held by the DOE and SBDC, respectively, as security for their loans to the Company. In addition, Great American Insurance Company ("GAIC") holds a senior lien on inventory, accounts receivable and certain other assets of the Company as security for its loan to the Company.

Under normal conditions, the Plant is expected to operate at full capacity from 340 to 350 days per year. During the remainder of each year, the Plant is expected to be shut down for regularly scheduled repair and maintenance operations. During the year ended December 31, 1996, the

Plant operated for approximately 338 days. The slightly higher than usual 1996 down time resulted from a significant mechanical failure in March 1996.

During the period May through September, 1996, the Plant production rates were reduced to approximately 70% of prior operating capacity which was adequate to produce sufficient ethanol to fulfill existing customer contracts, but little additional ethanol for spot-market sales. The Company took this action because the elevated cost of corn and relatively static ethanol prices made production unprofitable. Therefore, the Company acted to conserve cash during that period of extraordinarily high corn prices. Beginning October 1, 1996, Plant production rates have increased to approximately 90% of operating capacity prior to the May through September, 1996, reduction. Attempts to return to 100% of prior operating capacity have been hindered by various limitations in the distillation area of the Plant. Various engineering and operational solutions have been and are being explored to overcome these operational limitations. While Plant personnel are optimistic that the limitations will be overcome and the Plant will return to 100% of prior operating capacity, there is no guarantee that the Plant will be able to return to production levels experienced immediately prior to the May through September, 1996, period. Nonetheless, the Plant continues to operate at greater than design capacity.


Raw Materials
-------------

Corn.  As currently projected, in 1997 the Plant will consume approximately 31
----
million bushels of corn. Pursuant to a supply contract commencing January 1, 1996, and expiring December 31, 1997 (subject to price and quantity renegotiation subsequent to September, 1997), the Company purchases 100% of its expected corn requirements from a large regional supplier at a price which may fluctuate with corn futures prices or which may be fixed at the Company's election (a copy of this agreement has been filed as Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 1995). Approximately 90% of the Company's corn requirements are purchased by that regional supplier within a 75 mile radius of the Plant.

The price of corn is posted daily on national commodities exchanges for both immediate delivery (spot price) and future delivery. Prices for corn in the area surrounding the Plant are influenced by local, national and international supply and demand conditions, weather conditions, transportation rates and transportation system constraints such as the freezing of waterways in winter and the adequacy and cost of storage. Price differentials within the area are influenced by the location and number of grain processors and feed manufacturers. In the past, the price of corn also was significantly affected by federal governmental policies with respect to price supports and exports. Certain of that impact, at least with respect to price supports and related farm programs, may significantly be reduced as a result of the Freedom to Farm Act of 1996 which eliminated most government corn price supports and related limits on planting. Because the 1997 crop is only the second under this Act, the Act's effect on corn supply and price cannot yet be determined.

In 1996, the monthly average price paid for corn by the Company varied by approximately $1.74 per bushel. Based on its projected annual requirements of approximately 31 million bushels, the Company experiences a $3.1 million change in operating costs for every 10 cents per bushel change in the price it pays for corn.

The Plant has an aggregate storage capacity for approximately 320,000 bushels of corn, which is adequate for approximately 3.5 days of normal operation. Supplies of corn in the eight Indiana and five Michigan counties surrounding South Bend are considered to be adequate to meet the Plant's operating requirements. Based upon its current corn supply contract and reasonable access to the 1997 crop, the Company anticipates adequate supplies to meet its 1997 operating requirements. However, on a longer term basis, the Company is concerned with access to corn supplies. See discussion of regional corn suppliers, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

Coal. The Plant uses coal as its principal fuel source. In 1996, the Company
----
entered into fixed price contracts with suppliers to purchase a one year supply of coal. The Company purchased approximately 101,000 tons of coal in fiscal year 1996. During 1997, the Company expects to continue to purchase coal under annual fixed price contracts.

Enzymes.  Enzymes constitute the principal chemicals used in the Plant's
-------
production process. The Company maintains enzyme supply contracts with major enzyme suppliers which are renewable on an annual basis.

Denaturants.  The Company purchases denaturants for use in converting the
-----------
grain alcohol into fuel grade ethanol. There are a number of denaturing agents that the Plant may use. Currently, the Company purchases unleaded hydrocarbons on the open market for use as a denaturant. During 1996, the Company purchased approximately 3,198,000 gallons of unleaded hydrocarbons, including gasoline, for use as a denaturant. In 1997, the Company expects to continue to purchase unleaded hydrocarbons on the open market to be used as a denaturant.


Marketing of Ethanol
--------------------

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

A critical factor in the development of the alcohol motor fuels market was the enactment in 1978 of a federal excise tax exemption or alternative income tax credit on alcohol/gasoline fuel mixtures containing at least 10% alcohol. Similar state tax exemptions or production grants ranging from 1 to 8 cents were also enacted in a variety of states. However, beginning in 1986 the amount of such state tax exemptions and other production grants has been significantly reduced, and a number of states, including Indiana, have eliminated these benefits altogether. In addition, certain states such as Ohio, are considering the reduction or elimination of certain tax benefits associated with ethanol. In past Congresses several Bills have been introduced to limit ethanol tax incentives. In the 105th Congress, several Bills have been introduced which would, if enacted, either curtail or eliminate federal tax incentives for ethanol production. The ultimate outcome of these Bills presently is impossible to predict. In any case, the existing federal tax incentives for ethanol are authorized only through 2000. There can be no assurance that such incentives will be continued through the year 2000 or renewed thereafter. The cost per gallon of producing ethanol currently exceeds the wholesale price per gallon of regular unleaded gasoline. Consequently, alcohol motor fuels are competitive with regular unleaded gasoline only because of certain federal and state tax exemptions for ethanol. Consequently, abrupt loss of federal tax exemptions for ethanol could have a devastating impact on the Company's operations and revenues and could result in closing the Plant.

The current, as well as the future, market for ethanol, also is significantly impacted by other congressional action. The Clean Air Act of 1990 ("CAA") requires that cleaner burning, reformulated gasoline ("RFG") be sold in certain designated cities. The CAA requires Chicago, Milwaukee, Houston, Hartford, New York City, Philadelphia, Baltimore, Los Angeles and San Diego to utilize RFG. Additionally, the governors of a number of other states have "opted" into the RFG program to help their states achieve air quality improvements. Subsequently, the governors of New York, Pennsylvania and Maine have elected to opt out of the CAA in certain specific areas within each state.

Among the many changes in the composition of RFG, as compared to conventional gasoline, is the addition of an oxygenate, such as ethanol or MTBE. The addition of oxygen allows the gasoline to burn cleaner. As a result of the RFG program, demand for ethanol increased.

In June 1994, the United States Environmental Protection Agency ("EPA") issued the "Renewable Oxygen Standard" ("ROS") which required refiners manufacturing RFG to utilize 15% of their oxygenate requirements in 1995, from a renewable source - like ethanol. The percentage was scheduled to increase from 15% to 30% in 1996. The enactment of the ROS program encountered strong resistance from, among others, the National Petroleum Refiners Association, The American Petroleum Institute and The American Methanol Institute. In September 1994, the United States Court of Appeals for the Fourth Circuit issued a restraining order staying enforcement of the ROS.
The case was argued in February 1995 and in July 1995, the Court of Appeals ruled that EPA did not have the authority to issue the ROS. As a result, the ROS was not implemented. Management believes that implementation of the ROS would have increased the demand for ethanol and allowed the Company to penetrate new, higher value markets.

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

In December of 1996, the EPA proposed tougher standards relating to air emissions. Comments on the proposed rules were due on March 12, 1997. It is anticipated that EPA's final rules on these issues will be issued by July 19, 1997. The Company believes these rules, if enacted, may have a positive effect on ethanol demand as more geographic regions are required to meet the tougher air quality standards. See discussion of perceived impact of law on Company under Item 1, Business - Government Regulation.

In addition to the availability and amount of exemptions from federal and state excise and sales taxes and environmental regulation as previously discussed, the ethanol industry is affected by numerous other factors, including, but not limited to, (1) gasoline prices generally and the comparative prices of regular unleaded gasoline versus alcohol/gasoline mixtures; (2) market prices of corn, the principal raw material used in the production of ethanol; (3) the level of refiners' crude oil and gasoline inventories; (4) competition among domestic ethanol producers; (5) availability of low-cost foreign ethanol; (6) the familiarity of jobbers and retailers with tax and octane benefits of ethanol blends; (7) marketing support of retailers by major refinery/blenders, and (8) competition with other oxygenates, such as MTBE.

Customers, each accounting for 10% or more ethanol sales, accounted for 84%, 59% and 24% of total ethanol sales in 1996, 1995 and 1994, respectively. The Company does not believe that the loss of any ethanol customer which accounts for 10% or more of ethanol sales would have a material adverse impact on the operation of the business.

Marketing of By-Products
------------------------

DDGS.  DDGS is sold by the Company as a high-protein livestock feed
----
supplement. DDGS competes with soybean meal and, to a lesser extent, urea and cottonseed meal. Among the principal domestic markets for the DDGS produced by the Plant are feed-lot operators and animal feed compounders in Indiana, Ohio, Michigan and, generally, the eastern and western United States. DDGS is marketed domestically or exported, depending upon prevailing market conditions. During 1996, 1995 and 1994, the Company sold approximately 3%, 9% and 17% of its DDGS, respectively, for export. In 1996, 1995 and 1994, one customer accounted for 21%, 22% and 27%, respectively, of its DDGS sales.
The Company does not believe that the loss of any DDGS customer which represents 10% or more of DDGS sales would have a material adverse impact on the operation of the business. During 1996, the Company sold approximately 232,000 tons of DDGS, as compared to approximately 283,000 tons of DDGS sold in 1995. This reduction primarily resulted from less DDGS being produced while the Plant operated at reduced capacity from May through September 1996.

Carbon Dioxide.  The Company first began sales of carbon dioxide in June 1985,
--------------
following completion of a carbon dioxide recovery facility adjacent to the Plant. BOC, Inc. ("BOC") (formerly Airco, Inc.) is currently operating the facility. The General Partner and BOC are parties to a contract providing for the sale of all of the Plant's carbon dioxide production. The agreement extends until the year 1999 and can be automatically extended for an additional five-year term. The Company sold approximately 152,000 tons of carbon dioxide to BOC in 1996, as compared to approximately 167,000 tons of carbon dioxide sold to BOC in 1995. This reduction also primarily resulted from less carbon dioxide being produced while the Plant operated at reduced capacity from May through September 1996.


Working Capital Requirements
----------------------------

The Company maintains raw material and finished goods inventory to the extent required for the continued normal operation of the Plant. Raw material inventory consists primarily of corn, coal and enzymes used in the production process. Finished goods inventory consists of both ethanol and DDGS.

Corn.  At its current rate of production the Company has the ability to store
----
approximately 3.5 days inventory of corn. The value of this inventory fluctuates daily based upon changes in the cash and futures market prices for corn.

Coal.  The Company's coal inventory is seasonally affected by weather
----
conditions which affect both the amount of coal used in the operation of the Plant and the ability of the Plant to take delivery. Due to these seasonal fluctuations the Company maintains between 3 weeks and 4 months inventory of coal.

Enzymes.  The Company uses two primary enzymes in its production process.  On
-------
average the Company maintains approximately 7 days of enzyme inventory.

Ethanol.  Ethanol inventory consists of in-transit inventory and inventory
-------
maintained at the Plant in its primary storage facility. During 1996, the average finished goods inventory at the Plant represented approximately 2.5 days of production. In addition, inventory in-transit to customers and at off-site storage locations, which fluctuates seasonally, averages approximately 1.5 days of production.


Competition
-----------

The most important competitive factor of the Company is the price of ethanol relative to the price of gasoline and MTBE. Other competitive factors include the value of state and federal incentives, the cost of corn and the other costs associated with the Plant's operations. The Company is also vulnerable to adverse effects which would emanate from a reduction or elimination of federal or state excise taxes on gasoline containing up to 10% ethanol as well as the loss of alternative federal income tax credits. See discussion of proposed tax changes respecting ethanol under Item 1, Business - Marketing of Ethanol. The price of ethanol varies at times with the price of gasoline and MTBE and the value of state and federal tax exemptions. The price of DDGS fluctuates with the price of corn and the agricultural by-product market as well as the market for competing products such as soybean meal. Because the Company is unable to directly control the relationship of the corn, gasoline and agricultural by-product markets, and is unable to assure the continuation of state and federal tax exemptions, changes in market conditions could adversely affect the future operations of the Company.

The Company has two programs which, management believes, serve to lessen these risks. First, the Company enters into long-term contracts with major gasoline refiners to sell a significant portion of its ethanol production. Second, the Company has executed a contract which allows it to flat price a significant portion of its 1997 corn requirements on a rolling basis at a price which is fixed based upon the futures market price for corn. This strategy may allow the Company to reduce the risk associated with the purchase of corn and the sale of ethanol and its by-products. In addition, the Company has purchased option contracts for certain time periods to reduce the risk of significant upward fluctuations in corn prices. The Company will continue to review the need for similar future upward corn price protections.

The production of ethanol for motor fuels is a highly competitive industry. The Company competes with both large and small producers, other energy companies and major corn processors, many of which are well-established and have substantially greater financial resources than the Company.

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

The Company's principal methods of competing for market share are the price it charges for its products, the quality of its products, the level of service that it provides to its customers, and the Company's geographic location and its ability to deliver adequate supplies of its products in a reliable manner. The Company competes for customers with ethanol producers located throughout the United States and the world.

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


Government Regulation
---------------------

The Company has obtained an Alcohol Fuel Producers Permit from the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms and all other necessary federal and state licensing permits needed to produce and sell ethanol. The Company's activities are also affected by federal and state regulations governing the sale and distribution of gasoline.

As of December 31, 1996, the federal excise tax on the sale of gasoline was $.184 per gallon. Congress has also provided for an excise tax exemption for qualifying fuel/ethanol blends which is currently set at $.054 per 10% blended gallon through the year 2000. As an alternative to the excise tax exemption, effective through the year 2000, fuel blenders who blend gasoline with ethanol or ethyl tertiary butyl ether, a product derived from ethanol, at up to a 90:10 ratio (gasoline/ethanol) are entitled to the corresponding alternative income tax credit of $.54 per gallon of ethanol. If the federal excise tax exemption or alternative income tax credit are eliminated or phased out, it will have a significant adverse effect on the Company. See discussion of proposed tax changes under Item 1, Business - Marketing of Ethanol.

Currently 9 states, including 3 states within the Company's marketing area, Ohio, Minnesota and Illinois, have exempted, in varying amounts, from excise and/or sales taxes, the sale of motor fuel blends containing ethanol. Most state tax exemptions vary in proportion to the amount of ethanol blended into gasoline up to a maximum of 10% ethanol. Ohio is presently considering terminating its tax credit for motor fuel blends containing ethanol effective June 30, 1997.

Environmental Matters.  The Company is subject to federal, state and local
---------------------
laws and regulations designed to protect the environment. The Company does not believe or expect that compliance with such existing laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon the Company. However, in December of 1996, the EPA proposed tougher standards relating to air emissions which could require significant investment in compliance and monitoring equipment. Under present technology available, however, it is questionable whether the proposed rules can be implemented by industry generally, and the Company specifically. The EPA's current proposal is to change the existing ozone rule from a standard that sets a one-hour average concentration limit of 0.12 parts per million to one that sets an eight-hour average limit of 0.08 parts per million. The EPA also proposed a new standard for regulating fine particles or particles that are 2.5 microns or less in diameter. Comments on the proposed rules were due on March 12, 1997. It is anticipated that EPA's final rules on these issues will be issued by July 19, 1997. Historically, environmental regulations have contained reasonable periods of time in which to comply. Presently, however, these proposed regulations to not contain such a period. There can be no assurance that the regulations promulgated will contain such a compliance period.

On September 30, 1991, the EPA issued to the Company Finding of Violation ("FOV") No. EPA-5-91-R-17 and Notice of Violation ("NOV") No. EPA-5-91-R-18. Both the FOV and NOV are based on alleged violations of the Clean Air Act as it relates to sulphur dioxide emissions. At limited times during the second, third and fourth quarters of 1990, the Company's sulphur dioxide emissions exceeded the limitations specified in the Approval to Construct which was issued by EPA on December 3, 1981. EPA also contended that the Company was not maintaining and operating a continuous monitoring system for measuring sulphur dioxide emissions in compliance with applicable law.

In August 1992, after negotiations with the Company's attorneys, EPA issued a Consent Order to resolve the FOV and NOV. The Company was required to install a continuous monitoring system for measuring sulfur dioxide emissions. The deadline for installation and certification of the new monitoring equipment was February 15, 1993. The Company met that deadline. The Consent Order reserves EPA's right to assess a fine against the Company in connection with the alleged violations as reflected in the FOV and NOV. Under the applicable federal statutes, the Company could potentially be fined a maximum of $27,500 per day beginning from the date that the FOV and NOV were issued (9/30/91) through the date that the alleged violation was corrected. However, no specific fine has been proposed by EPA to date. Although there is no statute of limitations applicable to fine assessments, the risk of a fine will continue to decrease as time passes. The cost of installing the monitoring system was approximately $154,000. Management estimates that any fines levied in this matter will not be significant.

On April 12, 1995, the Company received a FOV from the EPA as a result of the Company's alleged failure to submit a report summarizing the regulatory status of each benzene containing wastestream as required by federal regulations.
The Company responded to the FOV on June 8, 1995 and provided EPA with all requested documentation. The matter has been resolved pursuant to a July 8, 1996 letter in which the EPA agreed that the Company's recordkeeping procedures relating to benzene wastestreams complied with applicable law.

In February, 1996, the Company received a FOV from the Indiana Department of Environmental Management ("IDEM") regarding excess continuous monitoring downtime. The matter was resolved pursuant to an Agreed Order dated June 28, 1996, pursuant to which the Company paid a fine of $1,500.

The Company is in the process of reassessing its potential volatile organic chemical ("VOC") emissions related to certain process equipment within the facility. If this reassessment indicates that VOC emission controls are required, it is possible that the Company will be required to expend certain funds which generally will be capital in nature to implement air pollution control technology. It is not possible at this time to predict whether such an expenditure will be required, but if so, the amount required could be significant.

Additional Legislation.  No prediction can be made as to what additional state
----------------------
or federal legislation or regulations may be enacted, if any, affecting the production, sale or distribution of ethanol for use in alcohol fuels. Any regulations, orders, directives or legislation which may be promulgated in the future may require expenditures by the Company which could be substantial or otherwise adversely affect the Company.

Safety Standards.  The Company is subject to various federal and state laws
----------------
relating to worker health and safety requirements, including the federal Occupational Safety and Health Act.

Employees
---------

At December 31, 1996, the Company had 131 employees. Most of the Company's employees are from the South Bend, Indiana area. Concurrent with the reduced production during the May through September, 1996, period, the Company reduced its work force in each of its designated departments and work areas. All but three of the twenty-three laid-off employees have either been recalled to fill jobs made available by attrition or no longer seek reinstatement from the Company.

None of the Company's employees are unionized. On or about November, 1996, the Company became aware of a purported Teamsters Union organizational effort of the Company's employees. Mindful of its legal constraints, the Company communicated to the employees its position that certification of a union is not beneficial to the employees or the Company. A significant time period has elapsed since the rumors of an active union organization effort with no formal notification to the Company of any organizing activity. Consequently, the Company believes that presently no formal organization activity is proceeding. Notwithstanding the recent purported organizational activity, the Company considers its labor relations to be good.

Item 2.  Properties

The Plant and administrative offices are located on approximately 60 acres in South Bend, Indiana. The land for the Plant site, administrative offices and all equipment is subject to liens to secure the Company's debt with the DOE and SBDC. The Company's inventory, accounts receivable, and certain other assets are subject to liens to collateralize the GAIC loan to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 3.  Legal Proceedings

A determination of liability on any of the alleged activities subject to the following proceedings could result in an event of default under loan agreements with the DOE. If a default is declared by the DOE and not cured by the Company in a timely fashion, the DOE could accelerate the DOE indebtedness and foreclose the DOE's mortgage on the Plant.

A.  Andrew C. Palmer v. New Energy Company of Indiana Ltd. Partnership
    ------------------------------------------------------------------

Court/Agency:  Equal Employment Opportunity Commission ("EEOC")

Cause No.:     24M970039

Date Filed:    November 19, 1996

Nature of the litigation, claim or assessment: Mr. Palmer alleges that the Company harassed him in an unspecified manner in October, 1992 and July, 1996 and that the Company discriminated against him because of his race by denying him, an African-American supervisor, the opportunity to apply for a non-supervisory "A-Operator" position. On February 4, 1997, the Company filed its position letter with the EEOC. The Company refused to respond to the allegations of harassment because it is impossible to respond without clarification as to precisely what Mr. Palmer claims the Company did or failed to do that constituted harassment and because the October, 1992 claims are beyond the 300 day filing deadline. The Company denied the allegations of discriminatory denial of promotion opportunities because Mr. Palmer failed to submit an application for the A-Operator position during the 7 days the position was posted and it was awarded to the best qualified candidate. As of the date of this report, the case is awaiting investigation and determination by the EEOC.

B.  Bobby J. Clark, Jr. v. New Energy Company of Indiana Ltd. Partnership
    ---------------------------------------------------------------------

Court/Agency:  Equal Employment Opportunity Commission ("EEOC")

Cause No.:     24M970113

Date Filed:    January 28, 1997

Nature of the litigation, claim or assessment: Mr. Clark claims the Company discriminated against him because of his race, African-American, by twice denying him the position of A-Operator in August, 1994 and again in August, 1996. The case is awaiting investigation and determination by the EEOC. The Company denies the allegations of the charge. The selection of another candidate for this position was for legitimate, non-discriminatory reasons and had nothing to do with Mr. Clark's race. Furthermore, the allegations pertaining to August, 1994 are beyond the 300 day filing deadline and subject to dismissal.

C.  Frank J. Rivera v. New Energy Company of Indiana Ltd. Partnership
    -----------------------------------------------------------------

Court/Agency:  Equal Employment Opportunity Commission ("EEOC")

Cause No.:     24M970117

Date Filed:    February 3, 1997

Nature of the litigation, claim or assessment: Mr. Rivera alleges that the Company engaged in unspecified harassment and intimidation of him since June, 1986 and denied him unspecified "higher status positions." He asserts that the foregoing conduct was based on his Hispanic national origin. The case is awaiting investigation and determination by the EEOC. The Company denies the allegations of the charge, but has been unable to respond with any greater particularity until the allegations of the charge are clarified.

For additional pending legal proceedings please see the discussion of environmental matters under Item 1, Business - Government Regulation. Except as set forth herein, the Company is not a party to any material legal proceedings other than routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                   PART II

Item 5. Market for Registrant's Limited Partnership Units & Related Security Holder Matters

A regulated public market for trading Limited Partnership Units does not exist and is not likely to develop. Unregulated auction markets have developed for limited partnership interests, however, no assurances can be made that a market exists for New Energy Units. Consequently, limited partners (the "Limited Partners") of the Company may not be able to liquidate their investment. As of December 31, 1996, there were 3,272 record holders owning an aggregate of 6,400 Limited Partnership Units and one record holder owning a Special Limited Partnership Interest.

As of the date of this report no cash distributions have been made to the holders of the Limited Partnership Units. Restrictions contained in the GAIC Loan (hereinafter defined) and the Restructuring Agreement, as amended (hereinafter defined) significantly limit the amount of cash the Company can distribute to its Limited Partners. The terms of the SBDC loan and the Special Limited Partner Agreement also require that the Company give priority to debt payments and Special Limited Partner distributions before paying distributions to Limited Partners.

Commencing October, 1989, the Special Limited Partner was eligible to receive allocations of income, losses, or distributions from the Company. The Special Limited Partner is entitled to receive over a period of ten years out of distributions made by the Company, equal annual installments, in preference to distributions to other partners, a return of capital plus a rate of return thereon equal to 8% per year compounded annually. With the exception of certain permitted distributions from cash flow, no distributions can be made until the DOE loan is repaid and, accordingly, no amounts have been distributed to date.








                      [THIS SPACE INTENTIONALLY LEFT BLANK.]

Item 6.  Selected Financial Data

The following table sets forth selected financial data of the Company for the years ended December 31, 1992, 1993, 1994, 1995 and 1996:




              NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
                           SELECTED FINANCIAL DATA

                           Year Ended December 31,

           -------------------------------------------------------------------
               1992          1993          1994          1995         1996
           -------------------------------------------------------------------

Revenues   $121,003,872 $115,538,391  $127,929,287  $134,087,036  $131,694,369

Net Income
(Loss)        2,401,385      629,052    (2,549,586)   11,653,870   (13,132,716)

Total Assets at
End of Year  75,715,837   61,659,770    52,082,532    51,662,253    41,380,546

Total Long-
Term Debt   102,663,981   89,661,930    81,791,708    69,842,321    71,941,383

Partner's Capital at
 End of Year (1):
 General Partner
             (5,081,192)  (5,018,287)   (5,273,246)   (4,107,859)   (5,421,131)
 Limited
 Partners   (30,402,351) (29,813,739)  (32,107,672)  (21,619,189)  (33,438,633)
 Special Ltd.
 Partner      5,000,000    5,000,000     5,000,000     5,000,000     5,000,000


(1) Before syndication costs of $4,523,047.

See financial statements and related notes elsewhere in this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

The Company originally financed the construction and start up of the Plant with bank financing guaranteed by the DOE. On December 31, 1986, the Company defaulted on its construction loan and the consortium of banks that provided the original financing seized certain cash collateral and called the DOE guarantee. Since 1987, the DOE has held a promissory note or notes collateralized by essentially all of the Partnership's assets.

On October 14, 1982, the Company and the SBDC, a not-for-profit corporation organized and existing under the laws of the State of Indiana, entered into a loan agreement whereby the SBDC through a grant the SBDC received from the U.S. Department of Housing and Urban Development, loaned $2,432,264 to the Company for the construction of the Plant.

On December 23, 1991, the Company restructured its loan with the DOE by the execution of an Amended and Restated Loan Restructuring Agreement (the "Restructuring Agreement") and two new promissory notes, Note A and Note B. Note A, in the amount of $55,000,000, provides for 119 consecutive monthly installments of interest and principal of $631,533 commencing April 30, 1992 and maturing on March 31, 2002. Note A provides for a fixed rate of interest of 6.75% per annum. Note B, in the amount of $40,622,523, provides for a fixed rate of interest of 4.00% per annum. Payments of Note B are based upon monthly cash flow as defined by the Restructuring Agreement. Note B matures on March 31, 2002. Accordingly, the fixed monthly payment called for under the Restructuring Agreement is $631,533.

On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter Agreement") which allowed the Company to suspend payment of all Note A principal and interest payments during the period January 1, 1996 through September 30, 1996. As described above, Note A requires monthly principal and interest payments totaling $631,533. Under the terms of the DOE Letter Agreement, nine principal and interest payments totaling $5,683,797 were suspended on Note A. Suspended payments on Note A were added monthly to the outstanding principal balance of Note B and accrue interest at the Note B interest rate of 4% per annum. Note B payments continued to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement.

On March 27, 1996, the Company and SBDC entered into an agreement ("SBDC Letter Agreement") which allowed the Company to suspend payment of all principal and interest payments under the SBDC Loan during the period January 1, 1996 through September 30, 1996. Principal and interest payments totaling $69,877 are due SBDC on each of February 1, May 1, August 1 and November 1 of each year. Under the terms of the SBDC Letter Agreement, three payments (due in February, May and August 1996), totaling $209,631 were suspended.
Suspended payments were evidenced by a new note that accrues interest at a rate of 6% per annum and is payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

On August 23, 1996, the Company and GAIC, an entity related to Chiquita Brands International, Inc., a shareholder of the General Partner, entered into a $10 million revolving working capital loan facility (the "GAIC Loan") through December 31, 1997, or such date that GAIC agrees to extend the maturity date, but, in no event later than December 31, 1998, collateralized by a senior lien on the Company's accounts receivable, inventory and certain other assets. The loan provides for interest at three percent over the "prime rate" of interest as quoted daily in The Wall Street
                   ---------------

Journal and includes other terms customary in the commercial loan market.  As
-------
of the date of this report, no amounts are outstanding under the GAIC Loan.

Also, in connection with the GAIC Loan, the DOE and SBDC agreed to further suspend the Company's obligation to make debt service payments from October 1, 1996 through December 31, 1997, and under certain circumstances, through December 31, 1998. The suspension shall be all or partially terminated for any month that the Company is able to generate earnings and cash flow sufficient to repay the GAIC Loan and have cash in excess of $4.8 million on deposit in its bank. In March, 1997, the Company made a payment of $682,961 to the DOE on Notes A and B and intends to make a payment of $29,886 to the SBDC on April 1, 1997.

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

In 1982, as part of the original financing package for the construction of the Plant, the General Partner was required to pledge a certificate of deposit in the amount of $4 million and a $1.5 million letter of credit posted on the General Partner's behalf as partial security for the Company's loan. On December 30, 1986, as a result of the Company's failure to pay interest due under the terms of the loan, a default was declared and the certificate of deposit together with accrued interest thereon and the proceeds of the letter of credit totaling $5,780,583, was immediately paid to the bank consortium that provided the financing. This amount has been classified as a loan by the General Partner to the Company. The General Partner did not charge interest on the loan to the Company through July 31, 1987. Effective August 1, 1987, interest began accruing at an annual rate of 8.5%. Recently, the General Partner's Board of Directors (the "Board") revisited the characterization of this amount as a loan. The Board ratified the characterization of these amounts as a loan and directed that the loan be evidenced by a demand promissory note which contains a sixty (60) day notice period.

In December 1991, as a condition precedent to the DOE consenting to the Partnership's Amended and Restated Loan Restructuring Agreement, the General Partner was required to contribute $578,832 to the Company's working capital reserves. This amount has also been classified as a loan by the General Partner to the Company. Effective in 1996, the Board determined interest should accrue on outstanding balances at prime plus 3% from the date of this loan. Likewise, as part of the August 23, 1996 restructuring and the GAIC Loan, the General Partner was required to loan $500,000 to the Company. This loan accrues interest at prime plus 3%. Effective in 1996, at the direction of the Board of Directors of the General Partner, management undertook a study of expenditures to determine the allocation of expenses between the Company and the General Partner. As a result of this study, amounts totaling $1,436,028 were invoiced to the General Partner and credited against selling, general and administrative expenses in 1996. This amount has been offset against amounts owed to the General Partner.

During 1996, the Company's average selling price per gallon of ethanol was approximately 10% higher than 1995. However, during 1996, the Company's average cost per bushel of corn processed was approximately 58% higher than 1995. This was due primarily to a smaller corn crop during 1995 than in 1994 and an increase in worldwide demand for corn. For the first two months of 1997 the Company's average corn prices have approximated those for the same period in 1996. However, the Company's average corn prices for the first two months of 1997 have declined by approximately 29% from their highest levels in 1996. Based upon the foregoing and the variables respecting the Company listed elsewhere in this report, there can be no assurance, however, that the 1996 average selling price of ethanol will continue and/or the decline in corn prices will continue or result in lower or similar corn prices relative to prior corresponding periods.

As a result of the rise in corn prices in the first nine months of 1996, the Company decreased production by approximately 30% during the period May through September, 1996. The Company is returning to production at prior levels, but has not yet attained such levels because of technical difficulties confronted in ramping up production. The Company anticipates resolution of the technical difficulties related to production and a return to prior levels by July, 1997. There, however, can be no assurance that such technical difficulties will be surmounted or that production will return to historical levels.

Based on present corn prices and anticipated revenues from the first quarter 1997, as well as preliminary negotiations respecting ethanol sales contracts through September, 1997, the Company expects 1997 to show significant improvement over 1996. Based upon the variable factors, among others, affecting the ethanol industry generally, and the Company specifically, set forth in Item 1, Business - Marketing Ethanol, there can be no assurance that the Company's 1997 expectations will be realized.

On a longer term basis, the Company is faced with significant hurdles to profitability. Among them are corn supply issues, loss of federal and state ethanol production incentives, and capital expenditures that may be required by proposed environmental regulations. The regional corn supplier market has consolidated in the last few years to approximately three suppliers with the capability to supply the Company's corn needs. As a result of a joint venture in 1996, one of the largest regional corn suppliers is related to or affiliated with one of the Company's competitors. In the past year, one other regional supplier has declined a long term supply arrangement with the Company. One other regional supplier with whom the Company presently has contracted has indicated to the Company that its grain business is for sale. Consequently, further consolidation or shrinkage of the regional corn supplier market could endanger existing supply relationships and result in supply shortages or higher procurement costs. Such a result could negatively impact the Company's operations and revenues. The Company has begun reviewing its alternatives, but has not yet determined the preferred option. Many of the options are likely to require significant additional capital expenditures or working capital outlays.

As discussed herein, reduction or loss of federal and state ethanol production incentives also could have a materially negative impact on the Company's revenue and continued operations. See discussion regarding ethanol production incentives in Item 1, Business - Marketing of Ethanol. The Company, through its membership in ethanol industry organizations, continues its efforts to educate state and federal policy makers respecting ethanol's benefits and to effect pro-ethanol production policies.

Also as discussed in Item 1, Business - Government Regulation, certain ambient air quality regulations proposed by the EPA in December 1996, as will be modified by comments received, are expected to become law in July 1997. These proposed regulations could result in the need for significant capital expenditures for monitoring and compliance equipment. These expenditures, if required, could significantly impact the Company's operations. Historically, environmental regulations have contained reasonable periods of time in which to comply. Presently, however, these proposed regulations do not contain such a period. There can be no assurance that the regulations promulgated will contain such a compliance period.

Thus, on a long term basis, the Company's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend on a combination of factors which include, among others, further concessions by the DOE and SBDC, obtaining additional financing, and/or upon favorable market price levels for corn and ethanol, factors over which the Company has little control. However, through its corn purchasing agreement (see Note 2 to the financial statements) and its strategy to execute multiple month ethanol sales contracts, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline/MTBE markets. There can be no assurance, however, that any or all of the foregoing factors will obtain so as to permit the Company to maintain sufficient liquidity to meet its debt service and other obligations in the longer term.


Results of Operations - Fiscal Year Ended December 31, 1996 as Compared to
--------------------------------------------------------------------------
Fiscal Year Ended December 31, 1995.
-----------------------------------

For the year ended December 31, 1996, the Company reported a net loss of $13,132,716 compared to net income of $11,653,870 for the year ended December 31, 1995. The decrease in income during 1996, when compared to 1995, was primarily due to a significant increase in the price of corn, the Company's primary raw material, with little corresponding increase in the price of ethanol, most of which was already under contract to customers. Revenues from the sale of ethanol decreased to $94,918,677 during 1996 from $103,227,074 in 1995. The decrease in revenue during 1996, was primarily due to a decrease in production beginning in May, 1996 and ending in September, 1996 caused by higher corn prices and to a lesser extent, an unplanned outage caused by equipment failure. Revenue from the sale of by-products increased to $36,775,692 during 1996, from $30,859,962 in 1995, primarily due to a significant increase in the selling price of DDGS offset by a decrease in volume produced as a result of the ethanol production decrease beginning in June 1996. The decrease in selling, general and administrative expenses of $1,422,389 in 1996 from those in 1995 is due principally to the charge to the General Partner for payments made by the Company on the General Partner's behalf in prior years which resulted from the current year study undertaken at the direction of the Board of Directors of the General Partner. Interest expense increased by $136,749 in fiscal year 1996 compared to a decrease of $438,660 in fiscal year 1995. The increase is the primary result of the DOE and SBDC Letter Agreements which deferred Note A and SBDC principal and interest payments, in effect increasing total borrowings, as well as the interest incurred on the GAIC Loan.

Results of Operations - Fiscal Year Ended December 31, 1995 as Compared to
--------------------------------------------------------------------------
Fiscal Year Ended December 31, 1994.
-----------------------------------

For the year ended December 31, 1995, the Company reported net income of $11,653,870 compared to a net loss of $2,549,586 for the year ended December 31, 1994. The increase in income during 1995, when compared to 1994, was primarily the result of higher ethanol selling prices and lower corn costs as well as a decline of $8,182,927 in depreciation expense from 1994 to 1995. Revenues from the sale of ethanol increased to $103,227,074 during 1995, from $96,111,285 in 1994. The increase in revenue during 1995, was primarily due to an increase in ethanol selling prices and to a lesser degree in the volume of ethanol produced and sold. Revenue from the sale of by-products decreased to $30,859,962 during 1995, from $31,818,002 in 1994, primarily due to lower DDGS selling prices offset partially by an increase in the volume of DDGS produced and sold. Interest expense decreased by $438,660 in fiscal year 1995, primarily due to a reduction in the principal amount of debt outstanding.

Impact of Inflation
-------------------

Inflation continued to be moderate during the year ended December 31, 1996. Management of the Company believes that inflation has a relatively minor direct impact on its results of operations. While certain types of costs (such as salaries) are affected by inflation, the items which most affect the Company's operations are ethanol prices and the cost of raw materials which are influenced by a variety of factors. The impact of inflation on these items is not readily determinable.


                        New Energy Company of Indiana
                             Limited Partnership

                                 FORM 10-K
                              ITEMS 8 AND 14(a)

                                                                     Page
                                                                     ----

Report of Independent Auditors...............................         27

Financial Statements:
   Balance Sheets as of December 31, 1996 and  1995..........         28
   Statements of Operations for the years
     ended December 31, 1996, 1995 and 1994..................         30
   Statements of Partners' Capital Deficit for the
     years ended December 31, 1996, 1995  and 1994...........         31
   Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994........................         32

Notes to Financial Statements................................         34


Financial Statement Schedules:

   None


                                   * * *

All financial statement schedules are omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

                       Report of Independent Auditors


Partners
New Energy Company of Indiana Limited Partnership


We have audited the accompanying balance sheets of New Energy Company of Indiana Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Energy Company of Indiana Limited Partnership at December 31, 1996 and 1995, and the results of its operations, partners' capital deficit and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          ERNST & YOUNG LLP






March 20, 1997


             New Energy Company of Indiana Limited Partnership

                               Balance Sheets



                                                    December 31
Assets (Note 3)                               1996               1995
                                      ----------------------------------------
Current assets:
   Cash and cash equivalents (Note 2)   $   3,765,950        $ 11,460,672
   Accounts receivable                      6,879,774           7,353,405
   Other receivables                          150,783             178,685
   Inventories (Note 2)                     4,822,450           4,235,685
   Spare parts                              2,419,626           2,604,433
   Prepaid expenses and other                 361,918             317,815
                                      ----------------------------------------
Total current assets                       18,400,501          26,150,695

Property and equipment:
   Land                                     2,047,477           2,047,477
   Land improvements                        2,316,203           2,316,203
   Buildings                                3,753,067           3,744,805
   Machinery and equipment                151,277,927         151,262,507
   Construction in progress                   125,732             141,312
   Allowances for depreciation           (136,540,361)       (134,000,746)
                                      ----------------------------------------
                                           22,980,045          25,511,558
                                      ----------------------------------------
Total assets                            $  41,380,546        $ 51,662,253
                                      ========================================




                                                    December 31
                                              1996                 1995
                                      ----------------------------------------

Liabilities and partners'
   capital deficit
Current liabilities:
   Accounts payable                     $  2,992,298           $ 3,832,976
   Interest payable (Note 3)                  42,505               290,740
   Taxes payable                           1,794,614             1,704,799
   Other accrued liabilities               1,440,799             1,241,512
   Working capital loan (Note 3)           1,200,000                     -
   Current portion of long-term
      debt (Note 3)                          740,893             3,268,249
                                      ----------------------------------------
Total current liabilities                  8,211,109            10,338,276

Deferred management fees payable
   to general partner (Note 6)               351,758                     -
Long-term debt, less current
   portion (Note 3)                       71,200,490            66,574,072

Partners' capital (deficit) (Note 5):
   General partner                        (5,421,131)           (4,107,859)
   Limited partners                      (33,438,633)          (21,619,189)
   Special limited partner                 5,000,000             5,000,000
   Syndication costs                      (4,523,047)           (4,523,047)
                                      ----------------------------------------
Total partners' capital deficit          (38,382,811)          (25,250,095)
                                      ----------------------------------------
Total liabilities and partners'
   capital deficit                      $ 41,380,546          $ 51,662,253
                                      ========================================



See accompanying notes.



             New Energy Company of Indiana Limited Partnership

                          Statements of Operations



                                        Years ended December 31
                                 1996             1995            1994
                             ----------------------------------------------

Net sales, ethanol           $ 94,918,677    $ 103,227,074    $ 96,111,285
By-product revenue             36,775,692       30,859,962      31,818,002
                             ----------------------------------------------
                              131,694,369      134,087,036     127,929,287

Cost of goods sold            134,455,026      111,006,086     118,291,931
                             ----------------------------------------------
                               (2,760,657)      23,080,950       9,637,356

Selling, general and
   administrative expenses      6,280,838        7,703,227       7,736,138
                             ----------------------------------------------
                               (9,041,495)      15,377,723       1,901,218
Other income (expense):
   Interest income                364,207          591,931         313,159
   Interest expense            (4,455,428)      (4,318,679)     (4,757,339)
   Other income (expense)               -            2,895          (6,624)
                             ----------------------------------------------
Net income (loss)            $(13,132,716)   $  11,653,870    $ (2,549,586)
                             ==============================================

Net income (loss) allocable
   to limited partners       $(11,819,444)   $  10,488,483    $ (2,294,627)
                             ==============================================

Limited partner units
   outstanding                      6,400            6,400           6,400
                             ==============================================

Net income (loss) per unit   $     (1,847)   $       1,639    $       (359)
                             ==============================================



See accompanying notes.



             New Energy Company of Indiana Limited Partnership

                  Statements of Partners' Capital Deficit



                                                                Special
                                General          Limited        Limited
                                Partner          Partners       Partner
                             ----------------------------------------------
Capital (deficit) at
   January 1, 1994           $ (5,018,287)   $ (29,813,739)   $ 5,000,000
Net loss - 1994                  (254,959)     ( 2,294,627)             -
Contributions                           -              694              -
                             ----------------------------------------------

Capital (deficit) at
   December 31, 1994           (5,273,246)     (32,107,672)     5,000,000
Net income - 1995               1,165,387       10,488,483              -
                             ----------------------------------------------

Capital (deficit) at
   December 31, 1995           (4,107,859)     (21,619,189)     5,000,000
Net loss - 1996                (1,313,272)     (11,819,444)             -
                             ----------------------------------------------

Capital (deficit) at
   December 31, 1996         $ (5,421,131)   $ (33,438,633)   $ 5,000,000
                             ==============================================





See accompanying notes.



             New Energy Company of Indiana Limited Partnership

                          Statements of Cash Flows

                                          Years ended December 31
                                     1996             1995          1994
                               ----------------------------------------------
Operating activities
Net income (loss)               $ (13,132,716)   $ 11,653,870   $(2,549,586)
Adjustments to reconcile
      net income
   (loss) to net cash provided by
   (used in) operating activities:
      Depreciation                  2,539,616       2,550,148    10,733,075
       Increase (decrease) in
         deferred management fees
         payable to general partner   351,758      (1,100,188)     (119,172)
       Increase (decrease) in interest
         expense deferred and added to
         long-term debt              4,124,889       (380,277)      540,550
       Net loss (gain) on disposition
         of property and equipment           -         (2,895)        6,624
       Increase (decrease) due to
         changes in operating assets
         and liabilities:
            Accounts and other
               receivables           (934,495)        571,680    (3,639,768)
            Inventories              (586,765)        217,591     1,291,221
            Spare parts               184,807           6,568        26,483
            Prepaid expenses
               and other              (44,103)         28,432        76,000
            Accounts payable         (840,678)        628,488       619,010
            Interest payable         (248,235)        (51,782)       74,046
            Taxes payable              89,815          62,675        17,907
            Other accrued
               liabilities            199,287         336,045       250,085
                                 ----------------------------------------------
Net cash provided by (used in)
   operating activities            (8,296,820)     14,520,355     7,326,475
Investing activities
Purchases of property and equipment    (8,103)       (373,272)     (173,629)
Proceeds from sale of property and
   equipment                                -           2,895             -
                                ----------------------------------------------
Net cash used in investing
   activities                          (8,103)       (370,377)     (173,629)
Financing activities
Payment on working capital loan      (600,000)              -             -
Proceeds from working capital loan
   borrowings                       1,800,000               -             -
Payments on long-term debt         (1,089,799)    (11,569,110)   (8,410,772)
Proceeds from long-term debt
   borrowings                         500,000               -             -
Capital contributions from
   limited partners                         -               -           694
                                    -----------------------------------------
Net cash provided by (used in)
   financing activities               610,201     (11,569,110)   (8,410,078)
                                    -----------------------------------------
Increase (decrease) in cash and
   cash equivalents                 (7,694,722)      2,580,868   (1,257,232)
Cash and cash equivalents,
   beginning of year                11,460,672       8,879,804   10,137,036
                                    ----------------------------------------
Cash and cash equivalents, end
   of year                        $  3,765,950  $   11,460,672  $ 8,879,804
                                    ========================================

See accompanying notes.

             New Energy Company of Indiana Limited Partnership
                       Notes to Financial Statements
                             December 31, 1996

1.  Organization and Significant Accounting Policies
    Organization and Operations

New Energy Company of Indiana Limited Partnership (the "Company"), the General Partner of which is New Energy Corporation of Indiana (the "General Partner"), operates an ethanol production facility in South Bend, Indiana. The Company competes against several other ethanol producers some of which are larger and operate out of flexible, integrated production facilities.

The Company sells ethanol to petroleum refiners, blenders and retailers on unsecured terms. Customers, each accounting for 10% or more of sales, totaled 84%, 59% and 24% of total ethanol sales in 1996, 1995 and 1994, respectively. The Company also sells distillers' dried grains and solubles ("DDGS") and carbon dioxide, both by-products, on unsecured terms. The Company sold approximately 3%, 9% and 17% of its DDGS to a worldwide exporter for sales overseas in 1996, 1995 and 1994, respectively. In 1996, 1995 and 1994 another customer also accounted for 21%, 22% and 27%, respectively, of its DDGS sales. Carbon dioxide sales are made to one customer on contract which extends to the year 1999.

To a large extent, the Company's operations are dependent upon market factors which are outside the Company's control. The Company's cost of production is largely dependent upon the cost of corn, its principal raw material. In addition, the Company's revenues are principally generated from the sale of ethanol, the price of which can vary at times with the price of gasoline, methyl tertiary butyl ether ("MTBE") and the value of state and federal tax exemptions and credits; and from the sale of DDGS, the price of which fluctuates with the agricultural by-product market. Because the Company is unable to directly control the relationship of the corn, gasoline and agricultural by-product markets, and is unable to assure the continuation of state and federal tax exemptions and credits, changes in market and political conditions could adversely affect the future operations of the Company.

The Company has several programs which, management believes, serve to reduce the risk associated with the purchase of corn and sale of ethanol and its by-products. First, the Company enters into long-term contracts with major gasoline refiners to sell a significant portion of its ethanol production. Second, the Company has executed a contract which allows it to flat price a significant portion of its 1997 corn requirements on a rolling basis at a price which is fixed based upon the futures market price for corn. In addition, the Company has purchased option contracts for certain time periods to reduce the risk of significant upward price fluctuations in corn prices.

              New Energy Company of Indiana Limited Partnership

1.  Organization and Significant Accounting Policies (continued)

On a long-term basis, the Company's ability to maintain sufficient liquidity to meet its debt requirements and other obligations will depend on a combination of factors which include, among others, further concessions from its lenders, obtaining additional financing, favorable market price levels for corn and ethanol, availability of corn at reasonable prices and continuation of state and federal tax exemptions and credits.

Statements of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Use of Estimates

Preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Inventories

The major components of inventories at December 31 are as follows:



                                          1996              1995
                                     ------------------------------
     Raw materials                   $  2,429,888       $ 2,162,478
     Work in process                      542,018           559,451
     Finished goods                     1,850,544         1,513,756
                                     ------------------------------
                                     $  4,822,450       $ 4,235,685
                                     ==============================



In January 1996, the Company executed a contract with a grain supplier to provide its expected corn requirements through December 31, 1997 (subject to price and quantity renegotiation subsequent to September, 1997) at a price which may fluctuate with the commodity prices or be fixed at the Company's election. In connection with the contract, the Company has purchased an irrevocable standby letter of credit for $1,000,000, secured by cash and cash equivalents, which expires March 31, 1997, for the benefit of the grain supplier. As of March 20, 1997, the Company has fixed the price for all corn purchases through approximately April, 1997.

             New Energy Company of Indiana Limited Partnership

2.  Inventories  (continued)

In 1996, the Company purchased option contracts to reduce the risk associated with price fluctuations of the corn used in its manufacturing process. Market value gains and losses on these option contracts are recognized currently as a component of cost of goods sold.

3.  Working Capital Loan and Long-Term Debt

On August 23, 1996, the Company entered into a revolving working capital loan with Great American Insurance Company (GAIC), an affiliate of a shareholder of the General Partner. The loan provides a $10,000,000 line of credit, collateralized by a senior lien on the Company's accounts receivable, inventory and certain other assets, and is due the later of December 31, 1997 or such date that GAIC agrees to extend the maturity date, but, in no event later than December 31, 1998. Interest is computed at prime plus 3% (11.25% at December 31, 1996). In connection with the GAIC loan, the Department of Energy ("DOE") and the Business Development Corporation of South Bend, Indiana ("BDC") entered into a Subordination and Intercreditor Agreement with GAIC pursuant to which, among other things, the DOE and BDC agreed to subordinate their debt, as discussed below, to the unpaid balance of the GAIC loan. The Company paid a closing fee of $200,000 and reimbursed GAIC for their legal fees of $32,942. The loan also calls for an annual .75% unused commitment fee payable monthly.

Long-term debt is collateralized by substantially all the assets of the Company and consists of the following as of December 31:



                                                        1996         1995
                                                   --------------------------

Department of Energy note payable ("Note A"),
   interest at 6.75%, due March 31, 2002          $ 34,807,983  $ 40,251,665
 Department of Energy note payable ("Note B"),
   interest at 4%, due March 31, 2002               26,559,414    18,865,699
South Bend Development Corporation note payable
   ("Note I"), interest at 8%, due November, 1999      687,367       884,390
South Bend Development Corporation note payable
   ("Note II"), interest at 8%, due November, 1999      50,037        64,378
South Bend Development Corporation note payable
   ("Note III"), interest at 6%, due November, 1999    198,420             -
 South Bend Development Corporation note payable
   ("Note IV"), interest at 6%, due November, 1999      90,107             -
New Energy Corporation of Indiana note payable
   ("Loan I"), interest at 8.5%,                     9,490,692     8,999,342




New Energy Corporation of Indiana note payable
   ("Loan II")                                               -       776,847
New Energy Corporation of Indiana note payable
   ("Loan III"), interest at prime plus 3% (11.25%
   at December 31, 1996), due March 21, 2002            57,363             -
                                                  --------------------------
                                                    71,941,383    69,842,321
Less current portion                                   740,893     3,268,249
                                                  --------------------------
                                                  $ 71,200,490  $ 66,574,072
                                                  ==========================


             New Energy Company of Indiana Limited Partnership
                 Notes to Financial Statements (continued)

3.  Working Capital Loan and Long-Term Debt (continued)

On December 23, 1991, the DOE promissory note was restructured by the execution of an Amended and Restated Loan Restructuring Agreement ("Restructuring Agreement") and two new promissory notes, Note A and Note B. On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter Agreement") which allowed the Company to suspend payment of all Note A monthly principal and interest payments in the amount of $631,533 during the period January 1, 1996, through September 30, 1996. Suspended payments were to be added monthly to the outstanding principal balance of Note B and were to accrue interest at the Note B interest rate of 4% per annum. Note B payments continued to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement. The above agreements were further amended on August 23, 1996 when the Company and DOE entered into "Amendment No. 1 to the Amended and Restated Loan Restructuring Agreement" (Amendment No. 1). Amendment No. 1 suspended Note A monthly principal and interest payments through and including the GAIC loan maturity date and provided they be added to Note B. Note B payments are to be calculated and paid from excess cash flow, as defined in Amendment No. 1. Monthly Note A principal and interest payments of $631,533 are to recommence in the month following the maturity date of the GAIC loan.

Based upon present facts and circumstances, the Company has estimated that it will not make any principal payments during 1997 under the terms of Note B. However, as discussed in Note 1, the Company is subject to various market factors which are outside of its control. The ultimate amount paid during 1997 will depend upon the status of market conditions on a monthly basis. In addition, the Restructuring Agreement requires the Company to maintain cash balances of $3,300,000 for working capital and capital expenditures. However, Amendment No. 1 required the Company to transfer available funds from the working capital and capital expenditure accounts into the operating accounts prior to drawing down loans under the GAIC loan.

On March 27, 1996, the Company and the BDC entered into an agreement ("BDC Letter Agreement") which allowed the Company to suspend all quarterly principal and interest payments due to the BDC during the period January 1, 1996, through September 30, 1996 on Note I and Note II. Suspended payments were evidenced by the execution of Note III, that accrues interest at a rate of 6% per annum. On August 23, 1996, the Company and the BDC entered into an agreement ("Third Amendment to Loan Agreement") which allows the Company to further suspend all payments on Notes I, II, and III through and including the maturity date of the GAIC loan. Suspended payments are added to a new note,
Note IV, which accrues interest at 6% per annum. Monthly principal and interest payments shall commence on the first day of the month following the GAIC loan maturity date.

             New Energy Company of Indiana Limited Partnership
                 Notes to Financial Statements (continued)

3.  Working Capital Loan and Long-Term Debt (continued)

The DOE and BDC August 23, 1996 agreements provide that prior to the GAIC Loan maturity date that if any of the conditions below exist the payments described above shall be adjusted. The above payments are adjusted if the monthly calculation of cash flow, as defined, exceeds the interest then due and owing on the GAIC loan; the GAIC loan has been prepaid and has no current outstanding principal balance; and certain cash reserve balances exist, as defined. The suspension of payment referred to above shall be all or partially terminated for such month and such cash flow (to the extent it exceeds the interest then due and owing on the GAIC loan, prepayment of any outstanding balance of the GAIC Loan and the amounts of cash reserves) shall be applied first towards the monthly $631,533 payment on Note A, second to the monthly payment due to BDC and the balance shall be applied as a payment of Note B. In addition, if the GAIC loan has been repaid in its entirety, the Company has terminated the GAIC loan and the Company has on deposit certain cash reserve balances, the suspension of the monthly payments due on Note A shall be irrevocably terminated and the Company shall be required to resume the monthly payments of $631,533.

The New Energy Corporation of Indiana note payable (Loan I) represents certain cash payments made by the General Partner on behalf of the Company in December, 1986, in fulfillment of its obligations under various financing agreements. This amount includes the balance of cash payments totaling $5,780,583 plus accrued interest of $3,710,109 and is due on demand with sixty days notice. In December, 1991, as a condition to the DOE Restructuring Agreement, the General Partner was required to contribute $578, 832 to the Company's working capital reserves. This amount was classified as a loan (Loan II) by the General Partner to the Company. On August 23, 1996, New Energy Corporation of Indiana made an additional loan (Loan III) to the Company in the amount of $500,000. The New Energy Corporation of Indiana notes are subordinated to the GAIC, DOE and BDC notes and payment of these notes and the related accrued interest are restricted to cash flow, as defined, until all GAIC, DOE and BDC notes are paid. Under the terms of the DOE Letter Agreement and Amendment No. 1, the General Partner has agreed to further limit permitted distributions to $50,000 per month during the term of the agreements. In 1995, the Company paid $918,000 from cash flow. Effective in 1996, the General Partner's Board of Directors elected to offset amounts due to the Company from the General Partner in the amount of $973,411 and $462,617 against the balance of Loan II and Loan III, respectively.

Management has estimated, based upon present facts and circumstances, payments of long-term debt for the next five years, excluding Note B and the New Energy Corporation of Indiana Loans and related accrued interest, are:
1997--$740,893; 1998--$6,283,753; 1999--$6,670,586; 2000--$6,566,082; and
2001-- $7,021,073.

             New Energy Company of Indiana Limited Partnership

3.  Working Capital Loan and Long-Term Debt (continued)

Interest of $353,543, $4,750,394, and $4,142,262, was paid in 1996, 1995 and
1994, respectively.

4.  Employee Benefit Plans

Under the terms of the defined benefit pension plan, benefits are based upon years of service and the highest five years of compensation during the participants' last ten years of employment. The Company also maintains a savings plan covering substantially all employees for which matching contributions are provided. Company contributions are 25% of the first 6% of an employee's salary deferral. The plans' assets are invested in cash and cash equivalents and bond and equity mutual funds.

A summary of the components of net pension cost for the pension plan and contributions charged to pension expense for the savings plan for the years ended December 31 follows:



                                             1996      1995      1994
                                        -----------------------------------

Pension Plan:
   Service cost-benefits earned
      during the year                   $  240,165  $  260,187  $  246,673
   Interest cost on projected benefit
      obligation                           179,106     166,816     143,385
   Actual return on plan assets           (200,155)   (214,834)    (19,920)
   Net amortization and deferral            59,839     113,588     (62,907)
                                        -----------------------------------
   Net pension cost                        278,955     325,757     307,231
Savings plan                                67,321      86,821      86,467
                                        -----------------------------------
                                        $  346,276  $  412,578  $  393,698
                                        ===================================


             New Energy Company of Indiana Limited Partnership

4.  Employee Benefit Plans (continued)

The following table sets forth the funded status and amounts recognized in the balance sheets at December 31 for the defined benefit plan:


                                               1996               1995
                                          ---------------------------------

Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $1,488,848 and $1,266,457,
  respectively                            $ (1,538,188)       $ (1,343,800)
                                        ===================================
Actuarial present value of projected
  benefit obligation for services
  rendered to date                        $ (2,804,672)       $ (2,648,014)
Plan assets at fair value                    2,142,727           1,761,461
                                        -----------------------------------
Projected benefit obligation in excess
  of plan assets                             (661,945)            (886,553)
Unrecognized net gain from past
  experience and effects of changes in
  assumptions                                 (28,214)             207,651
Unrecognized transition obligation             80,909               94,393
Unrecognized prior service cost                59,646               64,234
                                        -----------------------------------
Accrued pension costs                     $  (549,604)         $  (520,275)
                                        ===================================


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

5.  Partnership Interests

The Amended and Restated Limited Partnership Agreement dated October 26, 1982, provides that allocations of income, gains, losses, deductions and credits, and distributions to the partners shall be based on the following percentages:



                                                  Limited     General
                                                  Partners    Partner
                                             ---------------------------


For all periods prior to the Conversion Date         90%         10%

For all periods after the Conversion Date            60%         40%


             New Energy Company of Indiana Limited Partnership

The "Conversion Date" will take place after the distribution of tax credits, income, gains, losses, deductions, and distributions to the Limited Partners reach certain levels as defined in the Amended and Restated Limited Partnership Agreement.

Commencing October, 1989, the Special Limited Partner was eligible to receive allocations of income, losses or distributions from the Company. The Special Limited Partner is entitled to receive over a period of ten years out of distributions made by the Company, equal annual installments, in preference to distributions to other partners, a return of its capital plus a rate of return thereon equal to 8% per year compounded annually. With the exception of certain permitted distributions from cash flow, as defined, no distributions can be made until the DOE notes are repaid and, accordingly, no amounts have been distributed to date.

6.  Related Party Transactions

In accordance with the terms of the Amended and Restated Limited Partnership Agreement dated October 26, 1982, the General Partner is entitled to an annual management fee of $850,000 plus annual increases based on the Consumer Price Index. Total management fees accrued were $1,333,718, $1,296,531 and $1,261,656 for 1996, 1995 and 1994, respectively. In connection with the Restructuring Agreement, the General Partner has agreed to defer payment of 50% of the management fee, except for certain distributions from cash flow, as defined, until such time as the DOE notes are paid in full. Under the terms of the DOE Letter Agreement, the General Partner has agreed to limit distributions to $50,000 per month during the term of this agreement.
Further, under the terms of the August 23, 1996, Amendment No. 1, distributions are limited to 50% of the management fee as long as the GAIC loan is outstanding and the General Partner has agreed that if a Default (as defined therein) occurs and is continuing, no amount of the management fee for such month shall be paid.

Effective in 1996, at the direction of the Board of Directors of the General Partner, management undertook a study of expenditures to determine the allocation of expenses between the Company and the General Partner. As a result of this study, amounts totaling $1,436,028 were invoiced to the General Partner and credited against selling, general and administrative expenses in 1996. This amount has been offset against amounts owed to the General Partner.

7.  Contingent Liabilities

The Company is party to various legal and environmental matters, the outcome of which is not presently determinable. Management believes that the resolution of these matters will not have a material impact on the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

The Company has no officers or directors. The sole General Partner of the Company, New Energy Corporation of Indiana, is the founder of the Company, and as General Partner, manages and controls the Company's affairs and retains all policy making power and general responsibility in all matters affecting the Company's business.

The Bylaws of the General Partner presently provide for the election by the shareholders of the General Partner of up to four directors, each to serve an approximate one-year term from the time of election at the annual meeting of shareholders until the next annual meeting. The Board presently consists of four members. In May, 1996, at the General Partner's shareholders' meeting, Rodger Miller who held proxies from Chiquita Brands International, Inc. and Ethanol Services, Inc., two of the General Partner's shareholders together holding a majority of the General Partner's shares, proposed a slate of directors. That slate consisted of Julius S. Anreder, William R. Martin, Joseph A. Pedoto, and Jerome K. Walsh. Jerome K. Walsh, is a member of the law firm that is counsel to Interamerican Investment Group, Inc. ("Interamerican"), a third General Partner shareholder, and Interamerican's President, Victor Shaio, at whose request Mr. Walsh was slated. Mr. Walsh also represents Mr. Shaio's wife. The proposed slate was elected to the General Partner's Board of Directors. The executive officers of the General Partner are elected approximately annually by the Board of Directors of the General Partner. The current directors and executive officers of the General Partner are as follows:



Name                  Age  Title               Principal Occupation
----                  ---  -----               --------------------

Julius S. Anreder     62   Director            Partner, Oscar Gruss & Son
                           Chairman

William R. Martin     67   Director            Chairman of the Board
                           Secretary           MB Computing, Inc.

Joseph A. Pedoto      54   Director            President
                                               JLM Financial, Inc.

Jerome K. Walsh       64   Director            Partner, Lane & Mittendorf LLP



Larry W. Singleton    46   Executive Officer   President
                           Chief Executive
                           Officer Treasurer

Nathan P. Kimpel      51   Executive Officer   Vice President
                           Assistant Secretary



Julius S. Anreder - Partner of Oscar Gruss & Son, the controlling shareholder
-----------------
of Oscar Gruss & Son, Inc. a New York based member of the New York Stock Exchange. Mr. Anreder has served as Vice President of Oscar Gruss & Son, Inc. for more than five years. Mr. Anreder is a director of American Financial Enterprises, Inc.

William R. Martin - Chairman of the Board (since 1993) and President and Chief
-----------------
Executive Officer (until 1993) of MB Computing, Inc., a computer software and services company. Mr. Martin is a director of American Financial Group, Inc., American Annuity Group, Inc., American Financial Corporation, and American Premier Underwriters, Inc. Mr. Martin also serves as Chairman of American Financial Group, Inc.'s Compensation Committee.

Joseph A. Pedoto - President, JLM Financial, Inc., a financial consulting
----------------
firm. Mr. Pedoto is a director of Provident Bancorp, Inc. since 1993 and United Dairy Farmers, Inc. since 1981.

Jerome K. Walsh - Member in the law firm of Lane & Mittendorf LLP, New York,
---------------
New York.

Larry W. Singleton - President, Chief Executive Officer and Treasurer of the
------------------
General Partner since May 29, 1996. Mr. Singleton was a financial consultant to financially troubled and other companies since 1993. He served as a director from 1993 through 1995 of Alert Centre, Inc. ("Alert"), a security monitoring company. He previously served during 1992 and 1993 as chief financial officer of Alert and as director, president and chief financial officer of certain Alert-related entities. During the period April 1992 through November 1992, Mr. Singleton was a director of Specialty Equipment Companies, Inc., a food service equipment manufacturer. During the period July 1989 through January 1992, Mr. Singleton was a financial reorganization consultant to secured lenders, bondholders and managements of various financially troubled companies. Before then, Mr. Singleton served as executive vice president and chief financial officer to the Charter Company, a petroleum marketing company.

Nathan P. Kimpel - Vice President and Assistant Secretary of the General
----------------
Partner since 1996 and General Manager and/or Plant Manager of the Company since 1984.

Item 11.   Executive Compensation

The Company does not have executive officers and directors. The Company's policies are established and its affairs are managed exclusively by its sole General Partner, for which the General partner is compensated by a management fee established pursuant to the terms of the Limited Partnership Agreement. See Item 13 below "Certain Relationships and Related Transactions" for a description of remuneration paid to the General Partner and its affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Ownership of Common Stock in General Partner
--------------------------------------------

As of the date of this report, the following table sets forth information concerning the beneficial ownership of the 41,140 outstanding shares of the General Partner's common stock, no par value (the "Common Stock"), by (i) all persons who own more than 5% of the Common Stock, (ii) each director of the General Partner who owns any such shares, and (iii) all officers and directors of the General Partner as a group:




                                      Shares Beneficially     Percent of Class
    Name and Address                       Owned            Beneficially Owned
   -----------------                 -------------------   -------------------

Chiquita Brands International, Inc.         11,745              28.5%
   250 East 5th Street
   Cincinnati, Ohio 45202

Interamerican Investment Group, Inc.        16,549              40.2%
   20 Cedar Street, Suite 304
   New Rochelle, N.Y. 10801

Ethanol Services, Inc.                      10,338              25.1%
   c/o Lehman Brothers, Inc.
   3 World Financial Center
   New York, N.Y. 10285

All General Partner Executive Officers         0                0.0%
and Directors as a group.



Ownership of Limited Partnership Interests

Special Limited Partnership Interest.  As of the date of this report, South
------------------------------------
Bend Development Corporation, an Indiana non-profit local development corporation, owned 100% of the Special Limited Partnership Interest.

Limited Partnership Units.  As of the date of this report, no person
-------------------------
(including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Company to be the beneficial owner of more than five percent of the outstanding Limited Partnership Units.


Item 13.  Certain Relationships and Related Transactions

Pursuant to the Limited Partnership Agreement, the General Partner is entitled to receive an annual operating management fee of $850,000, payable on a monthly basis and subject to annual adjustments based on changes in the Consumer Price Index. Under the terms of Amendment No. 1 to the Amended and Restated Loan Restructuring Agreement dated as of August 23, 1996, the General Partner agreed to defer 50% of its management fee, (which is accrued but not paid) except for certain permitted distributions from Cash Flow, as defined therein, until such time the GAIC Loan is paid in full. For the year ended December 31, 1996, the Company paid management fees to the General Partner totaling $981,960. As of December 31, 1996, $351,758 is owed to the General Partner for accrued, but unpaid, management fees. Under the terms of the August 23, 1996 Amendment No. 1 to the Amended and Restated Loan Restructuring Agreement, the General Partner further agreed that if a Default (as defined therein) occurs and is continuing, no amount of the management fee for such month shall be paid.

In 1996, the Company offset $1,436,028 of General Partner expenses previously allocated to the Company against amounts due from the Company to the General Partner under the General Partner notes. The General Partner notes represent certain cash payments made by the General Partner on behalf of the Company in fulfillment of its obligations under various financing agreements. See discussion of General Partner indebtedness in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. As of December 31, 1996, $9,548,055 was owed by the Company to the General Partner. The General Partner notes are subordinated to the DOE loan and SBDC loan and, as required by the Restructuring Agreement, payment of these notes and the related accrued interest are restricted to cash flow, as defined, until the DOE loan and SBDC loan are paid. Under the terms of the agreement with DOE, the General Partner has agreed to further limit distributions to $50,000 per month during the term of the agreement.

Article 7 of the amended and restated limited partnership agreement provides, in general, for the following allocations of income, gains, losses, deductions and credits among the Limited Partners and the General Partner (collectively, the "Partners").



Limited      General
Partners     Partner
--------     -------
  90%          10% ........For all periods prior to the Conversion Date
  60%          40% ........For all periods after the Conversion Date


The "Conversion Date" is the last day of that calendar month on which the sum of (i) the federal income tax credits allocated or allocable to the Limited Partners with respect to the property placed in service by the Company on or prior to that date, (ii) the cash distributions by the Company to the Limited Partners on or prior to that date, and (iii) 50% of the taxable losses of the Company allocated to the Limited Partners with respect to calendar months of the Company ending on or prior to that date (excluding any losses which may not be deducted by Limited Partners by reason of their having insufficient basis in their Limited Partnership Units within the meaning of Section 704(d) of the Internal Revenue Code of 1986, as amended (the "Code") or an insufficient amount "at risk" within the meaning of Section 465 of the Code), first equals or is greater than the sum of (x) 150% of the aggregate capital contributions to the Company of the Limited Partners, (y) 50% of the taxable income and gains of the Company allocated to the Limited Partners with respect to calendar months of the Company ending on or prior to that date (net of any losses not included in clause (iii) above by reason of the parenthetical phrase therein), and (z) any payments made by Limited Partners pursuant to Assumption Agreements by which each Limited Partner agreed to assume $2,500 of the principal amount of the loan to be incurred by the Company for each Limited Partnership Unit purchased by such Limited Partner; provided, however, that the Conversion Date shall not occur prior to the day after the Plant is placed in service or, if later, the date when at least $1,000,000 in cash distributions resulting from operations of the Company have been made to the Partners or, under certain circumstances, have been placed in a segregated reserve for the distribution after the Recapture Period, as such term is defined in the Partnership Agreement of the Company (generally comprising the period ending on the fifth anniversary of the date on which the Plant is place in service). For purposes of determining the Conversion Date, income, gain, losses and deductions shall be computed as provided in Article 7 of the Amended and Restated Limited Partnership Agreement of the Company and shall also include income, gain, losses and deductions recognized for federal income tax purposes by Limited Partners by reason of Section 465(e) or Section 731 of the Code.

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

In the event of liquidation of the Company, cash distributions (after repayment of any loans to the Company and the accrued, but unpaid, amounts due the SBDC pursuant to the special Limited Partnership Interest) will be made in proportion to the capital accounts of all Partners, after such capital accounts have been adjusted for allocations of profit and loss. Any gain from the sale of the Plant will generally be allocated initially to the General Partner after such capital accounts have been adjusted for allocations of profit and loss. Any gain from the sale of the Plant will generally be allocated initially to the General Partner to the extent necessary to increase the capital account of the General Partner to 40% of the total capital accounts. Thus, if such gain is adequate, the General Partner will be assured of receiving 40% of the assets in liquidation. The General Partner is obligated to make additional contributions to the Partnership during winding up in the amount equal to the lesser of (i) the amount necessary to permit distributions to be made to Limited Partners that will reduce their capital account balances to zero or (ii) the amount necessary to raise the General Partner's capital account balance to zero.

Section 704(b) of the Internal Revenue Code contains rules that determine the share of Company income or loss allocated to limited partners for tax purposes. During 1996 the Company experienced a loss from operations.
Because the cumulative losses allocated to the limited partners in prior years exceeds their cumulative allocated income, and this excess loss is greater than their investment in the Company, none of the current loss is allocated to them. Limited partners are not required to provide additional capital to the Company, nor are they liable for the Company debt, and as such are not economically at risk. An allocation for tax purposes of the current year loss to the limited partners is not permitted under Section 704(b).



                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements and Financial Statement Schedules - See Index to Financial Statements on page 26.

     (b) Reports on Form 8-K. One report on Form 8-K was filed during fiscal 1996 on September 5, 1996, a copy of which is incorporated herein by reference.

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

9.1 Voting Trust Agreement, dated September 14, 1981, between United Brands Company and Interamerican Investment Group, Inc. (filed as
        Exhibit 10(o) to the Company's Registration Statement on Form S-1, No. 2-74524, and incorporated herein by reference).

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

10.23 Letter Agreement dated January 14, 1994, by and between Interamerican Investments, Inc. and Ethanol Services, Inc. (filed as Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.24 Agreement dated December 17, 1993, by and between the Company and Countrymark Cooperative, Inc. (filed as Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

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

10.28 Letter Agreement dated August 23, 1995, by and between Interamerican Investments, Inc. and Ethanol Services, Inc. (filed as Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

10.29 Loan and Security Agreement between New Energy and Great American Insurance Company.

10.30 Amendment No. 1 to Amended and Restated Loan Restructuring Agreement between New Energy and the DOE.

10.31   Endorsements to Note "A" and Note "B" to the DOE.

10.32   Third Amendment to Loan Agreement between New Energy and the SBDC.

10.33   Note No. 4 to the SBDC.

10.34 Promissory Note dated as of December 31, 1996, between the Company and the General Partner

27.1    Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEW ENERGY COMPANY  OF  INDIANA

                                    By:  New Energy Corporation of Indiana,
                                         General Partner

Dated:  March 27, 1997               By:  /s/ Larry W. Singleton
        --------------                  --------------------------------------
                                        Larry W. Singleton, President
                                        Chief Executive Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the undersigned on behalf of the Company and in the capacities and on the date indicated.


March 27, 1997                      /s/ Julius S. Anreder
                                    ------------------------------------------
                                    Julius S. Anreder, Chairman of the Board
                                    of the General Partner


March 27, 1997                      /s/ William R. Martin
                                    ------------------------------------------
                                    William R. Martin
                                    Director of the General Partner


March 27, 1997                      /s/ Joseph A. Pedoto
                                    ------------------------------------------
                                    Joseph A. Pedoto
                                    Director of the General Partner


March 27, 1997                      /s/ Jerome K. Walsh
                                    ------------------------------------------
                                    Jerome K. Walsh
                                    Director of the General Partner