Form 10-Q
period 1997-03-31
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1997-05-15
CIK 355783

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

                              YES  X        NO  __
                          FORWARD-LOOKING INFORMATION

     This document and other materials filed or to be filed by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements. These forward-looking statements address, among other things, strategic initiatives (including plans for capital expenditure requirements and financing sources). See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Legal Proceedings". These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; delays, difficulties and technological changes associated with production of ethanol; changes in government regulation and taxation that may affect costs of production and/or the competitiveness of ethanol compared to other oxygenates; leverage and debt service requirements; general economic conditions; and changes or volatility in corn, ethanol and DDGS prices. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
-------------------------------------------------

BALANCE SHEETS                            MARCH 31, 1997     DECEMBER 31, 1996
--------------                              (UNAUDITED)           (AUDITED)
                                             ---------             -------

Assets
------
Current assets:
   Cash and cash equivalents              $   7,310,026       $   3,765,950
   Accounts receivable                        5,745,700           6,879,774
   Other receivables                            165,540             150,783
   Inventories                                2,991,679           4,822,450
   Spare parts                                2,579,016           2,419,626
   Prepaid expenses and other                   386,506             361,918
                                          -------------       -------------
Total current assets                         19,178,467          18,400,501


Property and equipment                      160,023,290         159,520,406
Allowances for depreciation                (137,173,046)       (136,540,361)
                                          -------------       -------------
                                             22,850,244          22,980,045
                                          -------------       -------------
Total assets                              $  42,028,711       $  41,380,546
                                          =============       =============


Liabilities and partners'
------------------------
capital deficit
---------------

Current liabilities:
   Accounts payable                       $   3,318,103       $   2,992,298
   Interest payable                              49,379              42,505
   Taxes payable                              2,249,927           1,794,614
   Other accrued liabilities                  1,612,828           1,440,799
   Working capital loan                             ---           1,200,000
   Current portion of long-term debt          1,898,844             740,893
                                          -------------       -------------
Total current liabilities                     9,129,081           8,211,109

Deferred management fees payable
   to General Partner                           521,700             351,758

Long-term debt, less current portion         70,336,281          71,200,490

Partners' capital (deficit):
   General partner                           (5,378,685)         (5,421,131)
   Limited partners                         (33,056,619)        (33,438,633)
   Special limited partner                    5,000,000           5,000,000
   Syndication costs                         (4,523,047)         (4,523,047)
                                          -------------       -------------
Total partners' capital deficit             (37,958,351)        (38,382,811)
                                          -------------       -------------
Total liabilities and
   partners' capital deficit              $  42,028,711       $  41,380,546
                                          -------------       -------------
                                          -------------       -------------

See notes to financial statements.



NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
-------------------------------------------------
STATEMENTS OF OPERATIONS
------------------------

                                    THREE MONTHS ENDED      THREE MONTHS ENDED
                                      MARCH 31, 1997          MARCH 31, 1996
                                       (UNAUDITED)              (UNAUDITED)
                                        ---------                ---------

Net sales, ethanol                   $  27,736,869            $  24,861,331
By-product revenue                       9,510,129                9,630,199
                                     -------------            -------------
                                        37,246,998               34,491,530

Cost of goods sold                      33,984,471               35,601,686
                                     -------------            -------------
Gross profit (loss)                      3,262,527               (1,110,156)

Selling, general and
   administrative expenses               1,896,140                2,005,976
                                     -------------            -------------
Income (loss) from operations            1,366,387               (3,116,132)

Interest income                             67,234                  129,343
Interest expense                        (1,009,161)                (996,605)
                                     -------------            -------------
Net income (loss)                    $     424,460            $  (3,983,394)
                                     =============            =============

Net income (loss)
  allocable to limited
  partners                           $     382,014            $  (3,585,055)
                                     =============            =============

Limited partner units
  outstanding                                6,400                    6,400
                                     =============            =============

Net income (loss) per unit           $          60            $        (560)
                                     =============            =============


See notes to financial statements.


NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
-------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------


                                      THREE MONTHS            THREE MONTHS
                                          ENDED                   ENDED
                                     MARCH 31, 1997          MARCH 31, 1996
                                       (UNAUDITED)             (UNAUDITED)
                                        ---------               ---------

Operating activities
Net income (loss)                    $     424,460            $  (3,983,394)
Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
Depreciation and amortization              632,685                  655,171
Increase in deferred
   management fees payable to
   general partner                         169,942                      ---
Increase in interest expense
   deferred and added to
   long term debt                          730,802                  134,399
Increase (decrease) due to changes
   in operating assets
   and liabilities:
      Accounts and other receivables     1,119,317                  923,410
      Inventories                        1,830,771                1,018,183
      Spare parts                         (159,390)                   7,271
      Prepaid expenses and other           (24,588)                (136,239)
      Accounts payable                     325,805                 (993,875)
      Interest payable                       6,874                 (243,778)
      Taxes payable                        455,313                  439,966
      Other accrued liabilities            172,029                  (72,240)
                                     -------------            -------------

Net cash provided by (used
   in) operating activities              5,684,020               (2,251,126)

Investing activities
Purchase of property and equipment        (502,884)                     ---
                                     -------------            -------------
Net cash used in investing activities     (502,884)                     ---
                                     -------------            -------------

Financing activities
Net change in working capital loan      (1,200,000)                     ---
Payments on  long-term debt               (437,060)                (282,171)
                                     -------------            -------------
Net cash used in
   financing activities                 (1,637,060)                (282,171)
                                     -------------            -------------
Increase (decrease) in cash
   and cash equivalents                  3,544,076               (2,533,297)
Cash and cash equivalents,
   beginning of period                   3,765,950               11,460,672
                                     -------------            -------------
Cash and cash equivalents,
   end of period                     $   7,310,026            $   8,927,375
                                     -------------            -------------

See notes to financial statements.


             New Energy Company of Indiana Limited Partnership

                       Notes to Financial Statements
             For the Quarter Ended March 31, 1997  (Unaudited)
             -------------------------------------------------

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

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.   Inventories

Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classification follows:

                                       March 31, 1997    December 31, 1996
                                       --------------    -----------------
     Raw materials                      $   924,554         $ 2,429,888
     Work-in-process                        609,903             542,018
     Finished goods                       1,457,222           1,850,544
                                        -----------         -----------
                                        $ 2,991,679         $ 4,822,450
                                        ===========         ===========

In January 1996, the Company executed a contract with a grain supplier to provide its expected corn requirements through December 31, 1997 (subject to price and quantity renegotiation subsequent to September 1997) at a price which may fluctuate with the commodity prices or be fixed at the Company's election. In connection with the contract, the Company has purchased for the benefit of the grain supplier an irrevocable standby letter of credit of $1,000,000, secured by cash and cash equivalents, which expires September 30, 1997. As of May 1, 1997, the Company has fixed the price for approximately 71% of the corn to be purchased through September 1997.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company originally financed the construction and startup of the Plant with bank financing guaranteed by the United States Department of Energy ("DOE"). On December 31, 1986, the Company defaulted on its construction loan and the consortium of banks that provided the original financing seized certain cash collateral and called the DOE guarantee. Since 1987, the DOE has held a promissory note or notes collateralized by essentially all of the Company's assets.

On October 14, 1982, the Company and the Development Corporation of South Bend, Mishawaka & St. Joseph County, IN ("SBDC"), a not-for-profit corporation organized and existing under the laws of the State of Indiana, entered into a loan agreement (the "SBDC Loan") whereby the SBDC through a grant the SBDC received from the U.S. Department of Housing and Urban Development, loaned $2,432,264 to the Company for the construction of the plant.

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

On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter Agreement") which allowed the Company to suspend payment of all Note A principal and interest payments during the period January 1, 1996 through September 30, 1996. As described above, Note A requires monthly principal and interest payments totaling $631,533. Under the terms of the DOE Letter Agreement, nine principal and interest payments totaling $5,683,797 were suspended on Note A. Suspended payments on Note A have been added to the outstanding principal balance of Note B and accrue interest at the Note B interest rate of 4% per annum. Note B payments continued to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement.

On March 27, 1996, the Company and SBDC entered into an agreement ("SBDC Letter Agreement") which allowed the Company to suspend payment of all principal and interest payments under the SBDC Loan during the period January 1, 1996, through September 30, 1996. Principal and interest payments totaling $69,877 are due SBDC on each of February 1, May 1, August 1 and November 1. Under the terms of the SBDC Letter Agreement, three payments (due in February, May and August 1996), totaling $209,631 were suspended. Suspended payments were evidenced by a new note that accrues interest at a rate of 6% per annum and is payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

On August 23, 1996, the Company and Great American Insurance Company ("GAIC"), an entity related to Chiquita Brands International, Inc., a shareholder of the General Partner, entered into a $10 million revolving working capital loan facility (the "GAIC Loan") through December 31, 1997, or such date that GAIC agrees to extend the maturity date, but, in no event later than December 31, 1998, collateralized by a senior lien on the Company's accounts receivable, inventory and certain other assets. The loan provides for interest at three percent over the "prime rate" of interest as quoted daily in The Wall Street
                                                             ---------------
Journal and includes other terms customary in the commercial loan market. As ------- of the date of this report, no amounts are outstanding under the GAIC Loan.

Also, in connection with the GAIC Loan, the DOE and SBDC agreed to further suspend the Company's obligation to make debt service payments from October 1, 1996, through December 31, 1997, and under certain circumstances, through December 31, 1998. The suspension shall be all or partially terminated for any month the Company is able to generate earnings and cash flow sufficient to repay the GAIC Loan and have cash in excess of $4.8 million on deposit in its bank. In March and April 1997, the Company made two (2) payments totaling $890,085 to the DOE on Notes A and B and also made a payment of $29,886 to the SBDC.

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

In December 1991, as a condition precedent to the DOE consenting to the Partnership's Amended and Restated Loan Restructuring Agreement, the General Partner was required to contribute $578,832 to the Company's working capital reserves. This amount has also been classified as a loan by the General Partner to the Company. Effective in 1996, the Board determined interest should accrue on outstanding balances at prime plus 3% from the date of this loan. Likewise, as part of the August 23, 1996, restructuring and the GAIC Loan, the General Partner was required to loan $500,000 to the Company. This loan accrues interest at prime plus 3%. Effective in 1996, at the direction of the Board, management undertook a study of expenditures to determine the appropriate allocation of expenses between the Company and the General Partner. As a result of this study, amounts totaling $1,436,028 were invoiced to the General Partner and credited against selling, general and administrative expenses in 1996. This amount has been offset against amounts owed to the General Partner.


During the quarter ended March 31, 1997, the Company's average selling price per gallon of ethanol was approximately 18% higher than the first quarter in 1996. For the first three months of 1997, the Company's average corn prices have approximated those for the first quarter 1996. In addition, the Company's ethanol sales contracts through March 1997, have generated positive operating income for the quantities sold under the ethanol sales contracts. Based upon the foregoing and the variables respecting the Company, there can be no assurance that the first quarter 1997 average selling price of ethanol and average corn prices will continue.

As a result of a rise in corn prices in the first nine months of 1996, the Company decreased production by approximately 30% during the period May through September 1996. The Company is returning to production at prior levels, but has not yet attained such levels because of technical difficulties confronted in ramping up production. The Company presently is producing at approximately 95% of prior May 1996 levels. There, however, can be no assurance that such technical difficulties will be surmounted or that production will return to historical levels.

Based on revenues during the first quarter 1997, as well as present and contracted corn prices and ethanol sales through September 1997, the Company expects 1997 to show significant improvement over 1996. However, based upon the following variable factors, among others, affecting the ethanol industry generally, and the Company specifically, including, but not limited to: (1) availability and amount of federal and state tax incentives for ethanol production and use; (2) environmental regulation; (3) gasoline prices generally and the comparative prices of regular unleaded gasoline versus alcohol/gasoline mixtures; (4) market prices of corn, the principal raw material used in the production of ethanol; (5) the level of refiners' crude oil and gasoline inventories; (6) competition among domestic ethanol producers; (7) availability of low-cost foreign ethanol; (8) the familiarity of jobbers and retailers with tax and octane benefits of ethanol blends; (7) marketing support of retailers by major refinery/blenders, and (9) competition with other oxygenates, such as MTBE, there can be no assurance that the Company's 1997 expectations will be realized.

On a longer term basis, the Company is faced with significant hurdles to profitability. Among them are corn supply issues, loss of federal and state ethanol production incentives, and capital expenditures that may be required by proposed environmental regulations. The regional corn supplier market has consolidated in the last few years to approximately three suppliers with the capability to supply the Company's corn needs. As a result of a joint venture in 1996, one of the largest regional corn suppliers is related to or affiliated with one of the Company's competitors. In the past year, one other regional supplier has declined a long term supply arrangement with the Company. One other regional supplier with whom the Company presently has contracted has indicated to the Company that its grain business is for sale and may be sold to another competitor. Consequently, further consolidation or shrinkage of the regional corn supplier market could endanger existing supply relationships and result in supply shortages or higher procurement costs. Such a result could negatively impact the Company's operations and revenues. The Company has begun reviewing its alternatives, but has not yet determined the preferred option. Many of the options are likely to require significant additional capital expenditures or working capital outlays.

Reduction or loss of federal and state ethanol production incentives also could have a materially negative impact on the Company's revenue and continued operations. The Company, through its membership in ethanol industry organizations, continues its efforts to educate state and federal policymakers respecting ethanol's benefits and to effect pro-ethanol production policies.

Also, certain ambient air quality regulations proposed by the EPA in December 1996, as will be modified by comments received, are expected to become law in July 1997. These proposed regulations could result in the need for significant capital expenditures for monitoring and compliance equipment. These expenditures, if required, could significantly impact the Company's operations. Historically, environmental regulations have contained reasonable periods of time in which to comply. Presently, however, these proposed regulations do not contain such a period. There can be no assurance that the regulations promulgated will contain such a compliance period.

Thus on a long term basis, the Company's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend on a combination of factors which include, among others, further concessions by the DOE and SBDC, obtaining additional financing, and/or upon favorable market price levels for corn and ethanol, factors over which the Company has little control. However, through its corn purchasing agreement and its strategy to execute multiple month ethanol sales contracts, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline/MTBE markets. There can be no assurance, however, that any or all of the foregoing factors will obtain so as to permit the Company to maintain sufficient liquidity to meet its debt service and other obligations in the longer term.

RESULTS OF OPERATIONS
---------------------

For the quarter ended March 31, 1997, the Company generated income of $424,460 as compared to a loss of $3,983,394 for the quarter ended March 31, 1996. The income generated during the quarter ended March 31, 1997, was primarily due to previously contracted higher ethanol and DDGS selling prices.

Revenue from the sale of ethanol increased during the quarter ended March 31, 1997, to $27,736,869 from $24,861,331 during the quarter ended March 31, 1996.
This increase was primarily due to higher ethanol selling prices, offset by a decrease in the volume of ethanol produced and sold.

Revenue from the sale of by-products decreased during the quarter ended March 31, 1997, to $9,510,129 from $9,630,199 during the quarter ended March 31, 1996. The decrease in by-product revenue was due to a decrease in the volume of DDGS produced and sold, offset by higher DDGS selling prices.

Ethanol production totaled 20,322,961 gallons for the quarter ended March 31, 1997 as compared to 20,603,693 for the quarter ended March 31, 1996. The plant also produced 63,556 tons of DDGS and 37,781 tons of gaseous carbon dioxide for the quarter ended March 31, 1997, as compared to 64,467 tons of DDGS and 40,013 tons of gaseous carbon dioxide for the quarter ended March 31, 1996. DDGS and carbon dioxide are by-products of the ethanol production process.

The decrease in first quarter 1997 production compared to first quarter 1996 is primarily due to the various technical difficulties being encountered while trying to return to production levels obtained prior to the planned production reduction during May through September 1996, offset by lost production during an approximate one week down-time resulting from a mechanical failure in the first quarter 1996. The Company presently is producing at approximately 95% of prior May 1996 levels. There, however, can be no assurance that such technical difficulties will be surmounted or that production will return to historical levels.

For the quarter ended March 31, 1997, the cost of goods sold was $1,617,215 less than the costs of good sold during the first quarter 1996. The cost of goods sold during the first quarter 1996 was elevated by the need to purchase ethanol and DDGS on the spot market to make up for lost production during an approximate one week down-time resulting from a mechanical failure. This was not required in the first quarter 1997.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

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

A.  Bobby J. Clark, Jr. v. New Energy Company of Indiana Ltd. Partnership
    ---------------------------------------------------------------------

Court/Agency:  Equal Employment Opportunity Commission ("EEOC")

Cause No.: 24M970113

Date Filed:  January 28, 1997

Nature of the litigation, claim or assessment: Mr. Clark claims the Company discriminated against him because of his race, African-American, by twice denying him the position of A-Operator in August 1994 and again in August 1996. The case is awaiting investigation and determination by the EEOC. The Company denies the allegations of the charge. The selection of another candidate for this position was for legitimate, non-discriminatory reasons and had nothing to do with Mr. Clark's race. Furthermore, the allegations pertaining to August 1994 are beyond the 300 day filing deadline and subject to dismissal.

B.  Frank J. Rivera v. New Energy Company of Indiana Ltd. Partnership
    -----------------------------------------------------------------

Court/Agency:  Equal Employment Opportunity Commission ("EEOC")
Cause No.:  24M970117

Date Filed:  February 3, 1997

Nature of the litigation, claim or assessment: Mr. Rivera alleges that the Company engaged in unspecified harassment and intimidation of him since June 1986 and denied him unspecified "higher status positions." He asserts that the foregoing conduct was based on his Hispanic national origin. The case is awaiting investigation and determination by the EEOC. The Company denies the allegations of the charge, but has been unable to respond with any greater particularity until the allegations of the charge are clarified.
Except as set forth herein or reported in prior reports, the Company is not a party to any material legal proceedings other than routine litigation incidental to its business.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

       B.)  Reports on Form 8-K:

            None

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

                                    NEW ENERGY COMPANY OF INDIANA
                                       LIMITED PARTNERSHIP

                                       By:  New Energy Corporation of Indiana,
                                            General Partner

Dated:May 15, 1997                     By: /s/
                                          ------------------------------------
                                          Larry W. Singleton,
                                          President & Treasurer