Form 10-Q
period 1997-06-30
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1997-08-14
CIK 355783

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

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
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                          Identification No)

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

                       YES  X        NO
                           ___           ___

                           FORWARD-LOOKING INFORMATION

This document and other materials filed or to be filed by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements. These forward-looking statements address, among other things, strategic initiatives (including plans for capital expenditure requirements and financing sources). See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Legal Proceedings". These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; delays, difficulties and technological changes associated with production of ethanol; changes in government regulation and taxation that may affect costs of production and/or the competitiveness of ethanol compared to other oxygenates; leverage and debt service requirements; general economic conditions; and changes or volatility in corn, ethanol and Distillers' dried grains and solubles ("DDGS") prices.
As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

PART I.                FINANCIAL INFORMATION
ITEM 1.                FINANCIAL STATEMENTS


NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
_________________________________________________

BALANCE SHEETS
______________


                                     JUNE 30, 1997           DECEMBER 31, 1996
                                     (UNAUDITED)                (AUDITED)

                                     --------------         -------------------
Assets
Current assets:
   Cash and cash equivalents       $   7,677,789             $   3,765,950
   Accounts receivable                 5,374,658                 6,879,774
   Other receivables                     163,970                   150,783
   Inventories                         2,693,805                 4,822,450
   Spare parts                         2,555,601                 2,419,626
   Prepaid expenses and other            350,287                   361,918
                                    _____________            ______________

Total current assets                  18,816,110                18,400,501


Property and equipment               160,282,517               159,520,406
Allowances for depreciation         (137,678,907)             (136,540,361)
                                    _____________            ______________

                                      22,603,610                22,980,045
                                    _____________            ______________

Total assets                        $ 41,419,720              $ 41,380,546
                                    _____________            ______________
                                    _____________            ______________

Liabilities and Partners'
Capital Deficit
Current liabilities:
  Accounts payable                 $   3,669,012             $   2,992,298
  Interest payable                        45,076                    42,505
  Taxes payable                        1,770,021                 1,794,614
  Other accrued liabilities            2,171,998                 1,440,799
  Working capital loan                    ---                    1,200,000
  Current portion of long-term debt    4,845,088                   740,893
                                    _____________            ______________

Total current liabilities             12,501,195                 8,211,109

Deferred management fees payable
   to general partner                    691,642                   351,758
Long-term debt, less current portion  68,142,501                71,200,490

Partners' capital (deficit):
  General partner                     (5,574,412)               (5,421,131)
  Limited partners                   (34,818,159)              (33,438,633)
  Special limited partner              5,000,000                 5,000,000
  Syndication costs                   (4,523,047)               (4,523,047)
                                    _____________            ______________

Total partners' capital deficit      (39,915,618)              (38,382,811)
                                    _____________            ______________

Total liabilities and
  partners' capital deficit         $ 41,419,720              $ 41,380,546
                                    _____________            ______________
                                    _____________            ______________


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
__________________________________________________

STATEMENTS OF OPERATIONS
________________________


                      THREE MONTHS ENDED          SIX MONTHS ENDED
                           JUNE 30                     JUNE 30
                         (UNAUDITED)                 (UNAUDITED)
                         ___________                  __________

                         1997           1996         1997           1996
                  __________________________________________________________

Net sales, ethanol   $  25,543,074   $23,795,188   $ 53,279,943  $ 48,656,519
By-product revenue       9,405,026     9,268,980     18,915,155    18,899,179
                     _____________   ___________   ____________   ____________



                        34,948,100    33,064,168    72,195,098     67,555,698

Cost of goods sold      34,064,340    34,490,727    68,048,811     70,092,413
                     _____________   ___________   ____________   ____________

Gross profit (loss)        883,760    (1,426,559)    4,146,287     (2,536,715)

Selling, general and
administrative expenses  1,925,512     2,079,604     3,821,652      4,085,580
                     _____________   ___________   ____________   ____________

Income (loss) from
    operations          (1,041,752)   (3,506,163)      324,635     (6,622,295)

Interest income             87,500       108,448       154,734        237,791
Interest expense        (1,003,015    (1,002,347)   (2,012,176)    (1,998,952)
                     _____________   ___________   ____________   ____________

Net loss               $(1,957,267)  $(4,400,062)  $(1,532,807)   $(8,383,456)
                     _____________   ___________   ____________   ____________
                     _____________   ___________   ____________   ____________


Net loss
allocable to limited
partners               $(1,761,540)  $(3,960,056)   $(1,379,526)  $(7,545,110)
                     _____________   ___________   ____________   ____________
                     _____________   ___________   ____________   ____________


Limited partner units
  outstanding                6,399         6,400          6,399          6,400
                     _____________   ___________   ____________   ____________
                     _____________   ___________   ____________   ____________


Net loss per unit      $      (275)        (619)   $      (216)   $    (1,179)
                     _____________   ___________   ____________   ____________
                     _____________   ___________   ____________   ____________


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
_________________________________________________

STATEMENTS OF CASH FLOWS
________________________


                                    SIX                            SIX
                                 MONTHS ENDED                 MONTHS ENDED
                                JUNE 30, 1997                 JUNE 30, 1996
                                (UNAUDITED)                    (UNAUDITED)
                               _______________               ______________
Operating activities
Net loss                     $    (1,532,807)              $    (8,383,456)

Adjustments to reconcile net
   loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization  1,255,811                     1,311,609
     Increase (decrease) in deferred
      management fees payable to
      general partner                339,884                        15,101
     Increase (decrease) in
      interest expense
      deferred and added to
      long term debt               1,529,050                     1,978,648
     Increase (decrease) due to changes
      in operating assets and liabilities:
       Accounts and other
       receivables                 1,491,929                     2,212,678
       Inventories                 2,128,645                      (192,586)
       Spare parts                  (135,975)                      (28,795)
       Prepaid expenses and other     11,631                       (94,501)
       Accounts payable              676,714                    (1,354,241)
       Interest payable                2,571                      (290,740)
       Taxes payable                 (24,593)                    1,019,144
       Other accrued liabilities     731,199                       542,681
                                  _____________                 ___________

Net cash provided by (used in) operating
  activities                       6,474,059                    (3,264,458)

Investing activities
Purchase of property and
  equipment                        (879,376)                         ---
                                  _____________                 ___________

Net cash used in investing
  activities                       (879,376)                         ---
                                  _____________                 ___________
Financing activities
Net change in working
  capital loan                   (1,200,000)                         ---
Payments on  long-term debt        (482,844)                    (1,077,113)
                                  _____________                 ___________


Net cash used in financing
  activities                     (1,682,844)                    (1,077,113)
                                  _____________                 ___________

Increase (decrease) in cash and cash
  equivalents                     3,911,839                     (4,341,571)
Cash and cash equivalents,
  beginning of period             3,765,950                     11,460,672
                                  _____________                 ___________

Cash and cash equivalents,
  end of period               $   7,677,789             $        7,119,101
                                  _____________                 ___________
                                  _____________                 ___________



 See notes to financial statements.

                 New Energy Company of Indiana Limited Partnership

                           Notes to Financial Statements
                 For the Quarter Ended June 30, 1997  (Unaudited)
                 ________________________________________________


1.     Organization and Significant Accounting Policies

New Energy Company of Indiana Limited Partnership (the "Company"), the General Partner of which is New Energy Corporation of Indiana (the "General Partner"), operates an ethanol production facility in South Bend, Indiana. The Company competes against several other ethanol producers some of which are larger and operate out of flexibly integrated production facilities. The Company sells ethanol to petroleum refiners, blenders and retailers on unsecured terms. To a large extent, the Company's operations are dependent upon market factors which are outside the Company's control. The Company's cost of production is largely dependent upon the cost of corn, its principal raw material. In addition, the Company's revenues are principally generated from the sale of ethanol, the price of which can vary at times with the price of gasoline, methyl tertiary butyl ether ("MTBE"), corn, and the value of state and federal tax exemptions and credits; and from the sale of DDGS, the price of which fluctuates with the agricultural by-product market. Because the Company is unable to directly control the relationship of the corn, gasoline and agricultural by-product markets, and is unable to assure the continuation of state and federal tax exemptions and credits, changes in market conditions could adversely affect the future operations of the Company.

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

On July 1, 1997, the Company entered into an agreement, subject to certain conditions set forth therein, to sell all of its assets and business to Corn Energy, Inc. ("Corn Energy"), an Indiana corporation organized by affiliates of one of the shareholders of the General Partner.

2.     Inventories

Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classification follows:


                           June 30, 1997              December 31, 1996
                           _____________              _________________
Raw materials              $1,251,411                   $2,429,888
Work-in-process               497,391                      542,018
Finished goods                945,003                    1,850,544
                           __________                   ___________
                           $2,693,805                   $4,822,450
                            __________                  ___________
                            __________                  ___________


The Company has executed a contract for the period through September 30, 1997, with a grain supplier to provide its expected corn requirements at a price which may fluctuate with the commodity prices or be fixed at the Company's election. In connection with the contract, the Company has purchased for the benefit of the grain supplier an irrevocable standby letter of credit of $1,000,000, secured by cash and cash equivalents, which expires September 30, 1997. As of the date of this report, the Company has fixed the price for all corn to be purchased through September 1997. As of August 1, 1997, the Company's exclusive purchasing contract with Frick Services, Inc. was terminated effective September 30, 1997. For periods subsequent to September
30, 1997, the Company has decided to self-originate from various suppliers its supply of corn rather than contract exclusively with an outside supplier.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

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

On October 14, 1982, the Company and the Business Development Corporation of
South Bend, Mishawaka & St. Joseph County, IN ("BDC"), a not-for-profit corporation organized and existing under the laws of the State of Indiana, entered into a loan agreement (the "BDC Loan") whereby the BDC, through a grant the BDC received from the U.S. Department of Housing and Urban
Development, loaned $2,432,264 to the Company for the construction of the plant.

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





On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter
Agreement") which allowed the Company to suspend payment of all Note A principal and interest payments during the period January 1, 1996 through September 30, 1996. As described above, Note A requires monthly principal and interest payments totaling $631,533. Under the terms of the DOE Letter
Agreement, nine principal and interest payments totaling $5,683,797 were suspended on Note A. Suspended payments on Note A have been added monthly to the outstanding principal balance of Note B and accrues interest at the Note B interest rate of 4% per annum. Note B payments continued to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement.
On March 27, 1996, the Company and BDC entered into an agreement ("BDC Letter
Agreement") which allowed the Company to suspend payment of all principal and interest payments under the BDC Loan during the period January 1, 1996, through September 30, 1996. Principal and interest payments totaling $69,877 are due BDC on each of February 1, May 1, August 1 and November 1. Under the terms of the BDC Letter Agreement, three payments (due in February, May and August, 1996,) totaling $209,631 were suspended. Suspended payments were evidenced by a new note that accrues interest at a rate of 6% per annum and is payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.
On August 23, 1996, the Company and Great American Insurance Company ("GAIC"), an entity related to Chiquita Brands International, Inc., a shareholder of the General Partner of the Company entered into a $10 million revolving working capital loan facility (the "GAIC Loan") through December 31, 1997, or such date that GAIC agrees to extend the maturity date, but, in no event later than December 31, 1998, collateralized by a senior lien on the Company's accounts receivable, inventory and certain other assets. The loan provides for interest at three percent over the "prime rate" of interest as quoted daily in The Wall Street Journal and includes other terms customary in the commercial loan market. As of the date of this report, no amounts are outstanding under the GAIC Loan.

Also, in connection with the GAIC Loan, the DOE and BDC agreed to further suspend the Company's obligation to make debt service payments from October 1, 1996, through December 31, 1997, and under certain circumstances, through December 31, 1998. The suspension shall be all or partially terminated for any month the Company is able to generate earnings and cash flow sufficient to repay the GAIC Loan and have cash in excess of $4.8 million on deposit in its bank. In March and April, 1997, the Company made two (2) payments totaling
$890,085 to the DOE on Notes A and B and also made a payment of $29,886 to the BDC.


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

During the six months ended June 30, 1997, the Company's average selling price per gallon of ethanol was approximately 6% higher than the six months ended
June 30, 1996. For the first six months of 1997, the Company's average corn prices have decreased by approximately 11% compared to the same period in 1996. In addition, DDGS selling prices have decreased approximately 11% for the first six months of 1997 compared to the same period in 1996. The spread between ethanol and corn prices improved significantly for the first six months of 1997 as compared to the same period in 1996, resulting in an operating gain for the six month period notwithstanding an operating loss for the three months ended June 30, 1997. There can be no assurance that in the future the spread will continue at the same rate or be more positive for the Company.

As a result of the rise in corn prices in the first nine months of 1996, the Company decreased production by approximately 30% during the period May through September 1996. The Company is returning to production at prior levels, but has not yet attained such levels because of technical difficulties confronted in ramping up production. The Company presently is producing at 95% of prior May 1996 levels. There, however, can be no assurance that such technical difficulties will be surmounted or that production will return to historical levels.



Based on revenues during the first six months of 1997, as well as present and contracted ethanol sales and corn costs through September 1997, the Company expects 1997 to show significant improvement over 1996. However, based upon the following variable factors, among others, affecting the ethanol industry generally, and the Company specifically, including, but not limited to: (1) availability and amount of federal and state tax incentives for ethanol production and use; (2) environmental regulation; (3) gasoline prices generally and the comparative prices of regular unleaded gasoline versus alcohol/gasoline mixtures; (4) market prices of corn, the principal raw material used in the production of ethanol; (5) the level of refiners' crude oil and gasoline inventories; (6) competition among domestic ethanol producers; (7) availability of low-cost foreign ethanol; (8) the familiarity of jobbers and retailers with tax and octane benefits of ethanol blends; (9)
marketing support of retailers by major refinery/blenders, and (10) competition with other oxygenates, such as MTBE, there can be no assurance that the Company's 1997 expectations will be realized.

On a longer term basis, the Company is faced with significant hurdles to profitability. Among them are corn supply issues, loss of federal and state ethanol production incentives, and capital expenditures that may be required by recently issued environmental regulations. The regional corn supplier market has consolidated in the last few years to approximately three suppliers with the capability to supply the Company's corn needs. As a result of a joint venture in 1996, one of the largest regional corn suppliers is related to or affiliated with one of the Company's competitors. In the past year, one other regional supplier has declined a long term supply arrangement with the Company. One other regional supplier with whom the Company presently has contracted is in the process of selling its grain business to another competitor. Consequently, further consolidation or shrinkage of the regional corn supplier market could endanger existing supply relationships and result in supply shortages or higher procurement costs. Such a result could negatively impact the Company's operations and revenues. As a result, the Company has decided to self-originate from various suppliers its supply of corn rather than contract exclusively with an outside supplier. The Company's estimated capital and working capital costs for self-origination of corn are $3.2 million. As of August 1, 1997, the Company's exclusive purchasing contract was terminated effective September 30, 1997.

Reduction or loss of federal and state ethanol production incentives also could have a materially negative impact on the Company's revenue and continued operations. In the present Congress, efforts to reduce the ethanol credit and limit the amounts of production subject to it were curtailed. Likewise efforts to extend the credit also were curtailed. The Company, through its membership in ethanol industry organizations, continues its efforts to educate state and federal policy makers respecting ethanol's benefits and to effect pro-ethanol production policies. There can be no assurance that these industry efforts will be successful and that future efforts to reduce, terminate, or to extend the ethanol tax credits past the year 2000 will be successful.

Also, on July 18, 1997, certain ambient air quality regulations proposed by the EPA in December, 1996 were issued. These regulations could result in the need for significant capital expenditures for monitoring and compliance equipment. These expenditures, if required, could significantly impact the Company's operations. Historically, environmental regulations have contained reasonable periods of time in which to comply. The rules issued on July 18, 1997, do not set forth a specific implementation schedule. Currently, the most definitive document outlining the implementation schedule is a Presidential directive, dated July 16, 1997, which indicates that these standards will be implemented in a flexible manner in an attempt to allow business ample time to find cost-effective pollution controls. The EPA is continuing to fully develop the implementation strategy. There can be no assurance that the regulations will be implemented in a manner that will allow the Company to find cost-effective pollution controls. These regulations, when implemented, also may result in greater demand for ethanol. There can be no assurance that greater demand will result, however.



Thus on a long term basis, the Company's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend on a combination of factors which include, among others, further concessions by the DOE and BDC, obtaining additional financing, and/or upon favorable market price levels for corn and ethanol, factors over which the Company has little control. However, through its corn purchasing agreement (ending September, 1997) and subsequently, its efforts to hedge corn costs, and its strategy to execute multiple month ethanol sales contracts with fixed or floor prices, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline/MTBE markets. There can be no assurance, however, that any or all of the foregoing factors will obtain so as to permit the Company to maintain sufficient liquidity to meet its debt service and other obligations in the longer term.

On July 1, 1997, the Company entered into an agreement, subject to certain conditions outlined below, to sell all of its assets and business to Corn
Energy.

The purchase price for the Company is in excess of $70 million including the assumption of certain liabilities. The transaction is subject to approval by a majority in interest of the limited partners of the Company and to compliance with certain regulatory and other conditions including the ability of Corn Energy to negotiate new terms for the DOE indebtedness acceptable to Corn Energy. Of the cash proceeds payable to the Company, $2.5 million will be paid to the BDC in settlement of the Company's obligations to it. It is estimated that those limited partners of the Company entitled to share in the liquidation distribution will receive approximately $400 per limited partner unit as a result of the transaction.

Corn Energy has indicated that it intends to continue to operate the business in substantially its present form. No changes are anticipated in the Company's current workforce of approximately 135 persons, all of whom are employed at the South Bend facility.


RESULTS OF OPERATIONS
_____________________

For the three months ended June 30, 1997 the Company generated a loss of $1,957,267 as compared to a loss of $4,400,062 for the three months ended June
30, 1996. The loss reduction from the same period in the prior year was primarily due to an increase in the volume of ethanol and DDGS sold and a significant decrease in the price of corn offset by a decrease in the selling prices of ethanol and DDGS.

Revenue from the sale of ethanol increased during the three months ended June
30, 1997, to $25,543,074 from $23,795,188 during the three months ended June
30, 1996. This increase was primarily due to an increase in the volume of ethanol produced and sold, offset by a decrease in the average selling price per gallon.



Revenue from the sale of by-products increased during the three months ended
June 30, 1997, to $9,405,026 from $9,268,980 during the three months ended
June 30, 1996. The increase in by-product revenue was primarily due to an increase in the volume of DDGS produced and sold, offset by a decrease in the average selling price per ton.

Ethanol production totaled 21,223,670 gallons for the three months ended June
30, 1997, as compared to 18,104,135 gallons for the three months ended June
30, 1996. This increase is primarily due to an increase in production beginning in October, 1996 as corn prices began to return closer to historical levels. The plant also produced 68,305 tons of distillers dried grains and 39,234 tons of gaseous carbon dioxide for the three months ended June 30, 1997 as compared to 58,540 tons of distillers dried grains and 36,355 tons of gaseous carbon dioxide for the three months ended June 30, 1996. Distillers dried grains and gaseous carbon dioxide are by-products of the ethanol production process.

Cost of goods sold decreased by $426,387 during the three months ended June
30, 1997, compared to the same period in 1996, primarily due to an approximate
20% decrease in the average price of corn per bushel offset by an increase in the number of bushels of corn processed.

For the six months ended June 30, 1997, the Company generated a loss of $1,532,807 as compared to a loss of $8,383,456 for the six months ended June
30, 1996. The loss reduction from the same period in the prior year was primarily due to an increase in the volume of ethanol and DDGS sold and a significant decrease in the price of corn offset by a decrease in the selling prices of ethanol and DDGS.

Revenue from the sale of ethanol increased during the six months ended June
30, 1997, to $53,279,943 from $48,656,519 during the six months ended June 30, 1996. This increase was primarily due to an increase in the average selling price and volume of ethanol produced and sold.

Revenue from the sale of by-products increased during the six months ended
June 30, 1997, to $18,915,155 from $18,899,179 during the six months ended
June 30, 1996. This increase in by-product revenue was primarily due to an increase in the volume of DDGS produced and sold, offset by a decrease in the average price per ton.

Ethanol production totaled 41,546,631 gallons for the six months ended June
30, 1997, as compared to 38,689,462 gallons for the six months ended June 30,
1996.   This increase was primarily due to a return to normal production as corn prices began to return closer to historical levels.  The plant also produced 131,861 tons of distillers dried grains and 77,015 tons of gaseous carbon dioxide for the six months ended June 30, 1997, as compared to 123,007 of distillers dried grains and 76,368 tons of gaseous carbon dioxide for the six months ended June 30, 1996.

Cost of goods sold decreased by $2,043,602 during the six months ended June
30, 1997, compared to the same period in 1996 primarily due to an approximate
11% decrease in the average price of corn per bushel offset by an increase in the number of bushels of corn processed.



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
            _________________

Except as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, copies of which are incorporated herein by reference, the Company is not a party to any material legal proceedings other than routine litigation incidental to its business.

Item 2.     Changes in Securities
            _____________________

            None


Item 3.    Defaults Upon Senior Securities
           _______________________________

            None


Item 4.    Submission of Matters to a Vote of Security Holders
           ___________________________________________________

            None


Item 5.    Other Information
           _________________

            None

Item 6.    Exhibits and Reports on Form 8-K
           ________________________________

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

10.27 BDC Letter Agreement dated March 27, 1996, by and among the Company, the General Partner and the South Bend Development Corporation, referenced in
Part II, Item 7 "Liquidity and Capital Resources", page 15 of the Company's
Form 10-K for the year ended December 31, 1995.




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

10.29  Loan and Security Agreement between New Energy and Great American
Insurance Company.

10.30 Amendment No. 1 to Amended and Restated Loan Restructuring Agreement between New Energy and the DOE.

10.31  Endorsements to Note "A" and Note "B" to the DOE.

10.32  Third Amendment to Loan Agreement between New Energy and the BDC.

10.33  Note No. 4 to the BDC.

10.34 Promissory Note dated as of December 31, 1996, between the Company and the General Partner

10.35  Asset Purchase Agreement, dated as of July 1, 1997, between Corn
Energy, Inc. and the Company, attached as Exhibit "A" to the Company's
Preliminary Schedule 14A filed on July 22, 1997, and incorporated herein by reference.

10.36 Agreement dated May 30, 1997, between the Company and the BDC, attached as Exhibit "C" to the Company's Preliminary Schedule 14A filed on July 22,
1997, and incorporated herein by reference.

10.37 Transaction Assurance Agreement dated June, 1997, between Corn Energy,
Inc. and Interamerican Investments, Inc., Ethanol Services, Inc. and Chiquita
Brands International, Inc., attached as Exhibit "D" to the Company's
Preliminary Schedule 14A filed on July 22, 1997, and incorporated herein by reference.

27.1   Financial Data Schedule

  B.)  Reports on Form 8-K:

On July 1, 1997, the Company filed a Report on Form 8-K containing the press release issued July 1, 1997, by the Company announcing the execution of the Asset Purchase Agreement, dated July 1, 1997 and certain other related transactions. A copy of that Report on Form 8-K is incorporated herein by reference.





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


                                NEW ENERGY COMPANY OF INDIANA
                                LIMITED PARTNERSHIP

                                     By:  New Energy Corporation of Indiana,
                                          General Partner

Dated: August 14, 1997               By:  /S/ Larry W. Singleton
                                          ___________________________________
                                           Larry W. Singleton,
                                          President & Treasurer







                                   -18-









