Form 10-K/A
period 1996-12-31
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1997-09-18
CIK 355783

[TEST]

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                  FORM 10-K/A
                                Amendment No. 1

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

     (Registrant's telephone number, including area code:) (219)233-3116

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

     Not Applicable.



ITEM 8




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






March 20, 1997
Indianapolis, Indiana


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
                                     ----------------------------------------

Liabilities and partners'
   capital deficit
Current liabilities:
   Accounts payable                     $  2,992,298           $ 3,832,976
   Interest payable (Note 3)                  42,505               290,740
   Taxes payable                           1,794,614             1,704,799
   Other accrued liabilities               1,440,799             1,241,512
   Working capital loan (Note 3)           1,200,000                     -
   Current portion of long-term
      debt (Note 3)                          740,893             3,268,249
                                     ----------------------------------------
Total current liabilities                  8,211,109            10,338,276

Deferred management fees payable
   to general partner (Note 6)               351,758                     -
Long-term debt, less current
   portion (Note 3)                       71,200,490            66,574,072

Partners' capital (deficit) (Note 5):
   General partner                        (5,421,131)           (4,107,859)
   Limited partners                      (33,438,633)          (21,619,189)
   Special limited partner                 5,000,000             5,000,000
   Syndication costs                      (4,523,047)           (4,523,047)
                                     ----------------------------------------
Total partners' capital deficit          (38,382,811)          (25,250,095)
                                     ----------------------------------------
Total liabilities and partners'
   capital deficit                      $ 41,380,546           $51,662,253
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
                            ==============================================





See accompanying notes.

[CAPTION]

             New Energy Company of Indiana Limited Partnership

                          Statements of Cash Flows

                                          Years ended December 31
                                     1996            1995          1994
                              ----------------------------------------------

[S]                            [C]              [C]           [C]
Operating activities
Net income (loss)               $ (13,132,716)   $ 11,653,870  $ (2,549,586)
Adjustments to reconcile
      net income
   (loss) to net cash provided by
   (used in) operating activities:
      Depreciation                  2,539,616       2,550,148    10,733,075
       Increase (decrease) in
         deferred management fees
         payable to general partner   351,758      (1,100,188)     (119,172)
       Increase (decrease) in interest
         expense deferred and added to
         long-term debt             4,124,889        (380,277)      540,550
       Net loss (gain) on disposition
         of property and equipment          -          (2,895)        6,624
       Increase (decrease) due to
         changes in operating assets
         and liabilities:
            Accounts and other
               receivables           (934,495)        571,680    (3,639,768)
            Inventories              (586,765)        217,591     1,291,221
            Spare parts               184,807           6,568        26,483
            Prepaid expenses
               and other              (44,103)         28,432        76,000
            Accounts payable         (840,678)        628,488       619,010
            Interest payable         (248,235)        (51,782)       74,046
            Taxes payable              89,815          62,675        17,907
            Other accrued
              liabilities             199,287         336,045       250,085
                              ----------------------------------------------
Net cash provided by (used in)
   operating activities            (8,296,820)     14,520,355     7,326,475
Investing activities
Purchases of property and equipment    (8,103)       (373,272)     (173,629)
Proceeds from sale of property and
   equipment                                -           2,895             -
                              ----------------------------------------------
Net cash used in investing
   activities                          (8,103)       (370,377)     (173,629)
Financing activities
Payment on working capital loan      (600,000)              -             -
Proceeds from working capital loan
   borrowings                       1,800,000               -             -
Payments on long-term debt         (1,089,799)    (11,569,110)   (8,410,772)
Proceeds from long-term debt
   borrowings                         500,000               -             -
Capital contributions from
   limited partners                         -               -           694
                              ----------------------------------------------
Net cash provided by (used in)
   financing activities               610,201     (11,569,110)   (8,410,078)
                              ----------------------------------------------
Increase (decrease) in cash and
   cash equivalents                 (7,694,722)     2,580,868    (1,257,232)
Cash and cash equivalents,
   beginning of year                11,460,672      8,879,804    10,137,036
                              ----------------------------------------------
Cash and cash equivalents, end
   of year                        $  3,765,950  $  11,460,672   $ 8,879,804
                              ==============================================

[/TABLE]

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
                                       ===================================


             New Energy Company of Indiana Limited Partnership

4.  Employee Benefit Plans (continued)

The following table sets forth the funded status and amounts recognized in the balance sheets at December 31 for the defined benefit plan:


                                               1996             1995
                                         -----------------------------------
Actuarial present value of accumulated
  benefit obligation, including vested
  benefits of $1,488,848 and $1,266,457,
  respectively                            $ (1,538,188)       $ (1,343,800)
                                         ===================================
Actuarial present value of projected
  benefit obligation for services
  rendered to date                        $ (2,804,672)       $ (2,648,014)
Plan assets at fair value                    2,142,727           1,761,461
                                         -----------------------------------
Projected benefit obligation in excess
  of plan assets                             (661,945)            (886,553)
Unrecognized net gain from past
  experience and effects of changes in
  assumptions                                 (28,214)             207,651
Unrecognized transition obligation             80,909               94,393
Unrecognized prior service cost                59,646               64,234
                                         -----------------------------------
Accrued pension costs                     $  (549,604)         $  (520,275)
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

Dated:  September 18, 1997          By:  /s/ Larry W. Singleton
        --------------                 --------------------------------------
                                       Larry W. Singleton, President
                                       Chief Executive Officer & Treasurer