Form 10-Q/A
period 1997-06-30
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1997-09-18
CIK 355783

[TEST]

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A
                                Amendment No. 1
(Mark One)

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

On August 23, 1996, the Company and Great American Insurance Company ("GAIC"), an entity related to Chiquita Brands International, Inc., a shareholder of the General Partner of the Company entered into a $10 million revolving working capital loan facility (the "GAIC Loan") through December 31, 1997, or such date that GAIC agrees to extend the maturity date, but, in no event later than December 31, 1998, collateralized by a senior lien on the Company's accounts receivable, inventory and certain other assets. The loan provides for interest at three percent over the "prime rate" of interest as quoted daily in The Wall Street Journal and includes other terms customary in the
         -----------------------
commercial loan market. As of the date of this report, no amounts are outstanding under the GAIC Loan.

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

For the six months ended June 30, 1997, the Company generated a loss of $1,532,807 as compared to a loss of $8,383,456 for the six months ended June 30, 1996. The loss reduction from the same period in the prior year was primarily due to a significant decrease in the price of corn and an increase in the average selling price and volume of ethanol produced and sold.

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