Form 10-Q
period 1997-09-30
NEW ENERGY CO OF INDIANA LTD PARTNERSHIP
filed 1997-11-14
CIK 355783

[TEST]

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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


                              YES  X        NO  __

                         FORWARD-LOOKING INFORMATION

This document and other materials filed or to be filed by the Company (as hereinafter defined) with the Securities and Exchange Commission (the "Commission"), as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements. These forward-looking statements address, among other things, strategic initiatives (including plans for capital expenditure requirements and financing sources). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings". These forward-looking statements are based upon our current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to conducting operations in a competitive environment; delays, difficulties and technological changes associated with production of ethanol; changes in government regulation and taxation that may affect costs of production and/or the competitiveness of ethanol compared to other oxygenates; leverage and debt service requirements; general economic conditions; and changes or volatility in corn, ethanol and distillers' dried grains and solubles ("DDGS") prices.
As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
-------------------------------------------------
BALANCE SHEETS
--------------


                                SEPTEMBER 30, 1997           DECEMBER 31, 1996
                                   (UNAUDITED)                   (AUDITED)
                                ------------------           -----------------

Assets
------
Current assets:
  Cash and cash equivalents          $  6,530,573                $  3,765,950
  Accounts receivable                   5,336,496                   6,879,774
  Other receivables                       186,353                     150,783
  Inventories                           3,385,255                   4,822,450
  Spare parts                           2,639,719                   2,419,626
  Prepaid expenses and other              976,280                     361,918
                                     ------------                ------------
Total current assets                   19,054,676                  18,400,501
Property and equipment                161,495,931                 159,520,406
Allowances for depreciation          (138,302,033)               (136,540,361)
                                     ------------                ------------
                                       23,193,898                  22,980,045
                                     ------------                ------------
Total assets                         $ 42,248,574                $ 41,380,546
                                     ------------                ------------
                                     ------------                ------------

Liabilities and Partners'
------------------------
Capital Deficit
---------------
Current liabilities:
  Accounts payable                   $  3,584,369                $  2,992,298
  Interest payable                         51,908                      42,505
  Taxes payable                         2,189,418                   1,794,614
  Other accrued liabilities             1,555,450                   1,440,799
Working capital loan                      ---                       1,200,000
  Current portion of long-term debt     5,138,941                     740,893
                                     ------------                ------------
Total current liabilities              12,520,086                   8,211,109

Deferred management fees payable
  to general partner                      862,825                     351,758
Long-term debt, less current portion   68,835,949                  71,200,490
Partners' capital (deficit):
  General partner                      (5,579,879)                 (5,421,131)
  Limited partners                    (34,867,360)                (33,438,633)
  Special limited partner               5,000,000                   5,000,000
  Syndication costs                    (4,523,047)                 (4,523,047)
                                     ------------                ------------
Total partners' capital deficit       (39,970,286)                (38,382,811)
                                     ------------                ------------
Total liabilities and
  partners' capital deficit          $ 42,248,574                $ 41,380,546
                                     ------------                ------------
                                     ------------                ------------

See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
-------------------------------------------------
STATEMENTS OF OPERATIONS
------------------------


                         THREE MONTHS ENDED              NINE MONTHS ENDED
                            SEPTEMBER 30                   SEPTEMBER 30
                             (UNAUDITED)                    (UNAUDITED)
                           1997         1996            1997          1996
                      --------------------------   --------------------------

Net sales, ethanol    $ 25,052,441  $ 19,431,172   $ 78,332,384  $ 68,087,691

By-product revenue       8,689,699     8,762,526     27,604,854    27,661,705
                      ------------  ------------   ------------  ------------
                        33,742,140    28,193,698    105,937,238    95,749,396

Cost of goods sold      30,838,879    33,776,508     98,887,690   103,868,921
                      ------------  ------------   ------------  ------------
Gross profit (loss)      2,903,261    (5,582,810)     7,049,548    (8,119,525)

Selling, general and
  administrative
  expenses               2,031,267     1,885,963      5,852,919     5,971,543
                      ------------  ------------   ------------  ------------
Income (loss) from
  operations               871,994    (7,468,773)     1,196,629   (14,091,068)


Interest income             85,528        81,816        240,262       319,607
Interest expense        (1,012,190)   (1,221,368)    (3,024,366)   (3,220,320)
                      ------------  ------------   ------------  ------------
Net loss              $    (54,668) $ (8,608,325)  $ (1,587,475) $(16,991,781)
                      ------------  ------------   ------------  ------------
                      ------------  ------------   ------------  ------------

Net loss
  allocable to limited
  partners            $    (49,201) $ (7,747,493)  $ (1,428,727) $(15,292,603)
                      ------------  ------------   ------------  ------------
                      ------------  ------------   ------------  ------------

Limited partner units
  outstanding                6,399         6,400          6,399         6,400
                      ------------  ------------   ------------  ------------
                      ------------  ------------   ------------  ------------

Net loss per unit     $         (8) $     (1,211)  $       (223) $     (2,389)
                      ------------  ------------   ------------  ------------
                      ------------  ------------   ------------  ------------


See notes to financial statements.

NEW ENERGY COMPANY OF INDIANA LIMITED PARTNERSHIP
-------------------------------------------------

STATEMENTS OF CASH FLOWS
------------------------


                                     NINE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30, 1997     SEPTEMBER 30, 1997
                                        (UNAUDITED)            (UNAUDITED)
                                    ------------------     ------------------

Operating activities
Net loss                              $  (1,587,475)          $ (16,991,781)

Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:
   Depreciation and amortization          1,878,937               1,963,409
   Increase in deferred
     management fees payable to
     general partner                        511,067                 172,766
     Increase in interest expense
     deferred and added to
     long term debt                       2,516,351               3,439,119
   Increase (decrease) due to
     changes in operating
     assets and liabilities:
       Accounts and other receivables     1,507,708               2,088,477
       Inventories                        1,437,195                 462,671
       Spare parts                         (220,093)                 94,140
       Prepaid expenses and other          (614,362)                 81,102
       Accounts payable                     592,071                (221,332)
       Interest payable                       9,403                (229,843)
       Taxes payable                        394,804               1,481,853
       Other accrued liabilities            114,651                  96,662
                                      -------------           -------------

Net cash provided by (used in)
 operating activities                     6,540,257              (7,562,757)

Investing activities
Purchase of property and equipment       (2,092,790)                 ---
                                      -------------           -------------
Net cash used in investing activities    (2,092,790)                 ---

Financing activities
Net change in working capital loan       (1,200,000)                900,000
Payments on long-term debt                 (482,844)             (1,077,113)
                                      -------------           -------------
Net cash used in financing activities    (1,682,844)               (177,113)
                                      -------------           -------------
Increase (decrease) in cash and cash
 equivalents                              2,764,623              (7,739,870)
Cash and cash equivalents,
 beginning of period                      3,765,950              11,460,672
                                      -------------           -------------
Cash and cash equivalents,
 end of period                        $   6,530,573           $   3,720,802
                                      -------------           -------------
                                      -------------           -------------



See notes to financial statements.

               New Energy Company of Indiana Limited Partnership
                         Notes to Financial Statements
              For the Quarter Ended September 30, 1997 (Unaudited)
              ----------------------------------------------------

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

On July 1, 1997, the Company entered into an agreement, as amended, subject to certain conditions set forth therein, to sell all of its assets and business to Corn Energy, Inc. ("Corn Energy"), an Indiana corporation organized by affiliates of one of the shareholders of the General Partner.

2. Inventories

Inventories consist of raw materials (corn, coal, unleaded gasoline and chemicals), work-in-process and finished goods (fuel grade ethanol and DDGS). A summary of inventories by classification follows:


                            September 30, 1997    December 31, 1996
                            ------------------    -----------------
Raw materials                 $  1,770,068          $  2,429,888
Work-in-process                    522,038               542,018
Finished goods                   1,093,149             1,850,544
                              ------------          ------------

                              $  3,385,255          $  4,822,450
                              ------------          ------------
                              ------------          ------------


The Company had executed a contract for the period through September 30, 1997, with a grain supplier to provide its expected corn requirements at a price which fluctuated with the commodity prices or was fixed at the Company's election. For periods subsequent to September 30, 1997, the Company has decided to self-originate from various producers and suppliers its supply of corn rather than contract exclusively with an outside supplier. As of the date of this report, the Company has approximately 120 days of corn coverage consisting of both cash and futures contracts.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 25, 1996, the Company and DOE entered into an agreement ("DOE Letter Agreement") which allowed the Company to suspend payment of all Note A principal and interest payments during the period January 1, 1996 through September 30, 1996. As described above, Note A requires monthly principal and interest payments totaling $631,533. Under the terms of the DOE Letter Agreement, nine principal and interest payments totaling $5,683,797 have been suspended on Note A. Suspended payments on Note A have been added monthly to the outstanding principal balance of Note B and accrue interest at the Note B interest rate of 4% per annum. Note B payments continue to be calculated and paid on a cash flow basis as defined in the DOE Letter Agreement. The Company estimates that the total of Note B payments, including principal and interest for the 12 month period ending September 30, 1998, will be approximately $25,000 based on the calculation defined in the DOE Letter Agreement. Because the formula for DOE debt payment is based on company performance, there can be no assurance that the estimate will be validated by history. Moreover, a payment schedule for the DOE Loans after September 30, 1998, cannot be determined with any certainty because Company performance for the longer term cannot be projected with any certainty.

On March 27, 1996, the Company and BDC entered into an agreement ("BDC Letter Agreement") which allowed the Company to suspend payment of all principal and interest payments under the BDC Loan during the period January 1, 1996 through September 30, 1996. Principal and interest payments totaling $69,877 are due BDC on each of February 1, May 1, August 1 and November 1. Under the terms of the BDC Letter Agreement, three payments (due in February, May and August
1996), totaling $209,631 have been suspended. Suspended payments are evidenced by a new note that accrues interest at a rate of 6% per annum and is payable in 38 equal monthly payments of $6,194 beginning October 1, 1996.

On August 23, 1996, the Company and Great American Insurance Company ("GAIC"), an entity related to Chiquita Brands International, Inc., a shareholder of the General Partner of the Company, entered into a $10 million revolving working capital loan facility (the "GAIC Loan") through December 31, 1997, or such date that GAIC agrees to extend the maturity date, but, in no event later than December 31, 1998, collateralized by a senior lien on the Company's accounts receivable, inventory and certain other assets. The GAIC Loan provides for interest at three percent over the "prime rate" of interest as quoted daily in The Wall Street Journal and includes other terms customary in the commercial loan market. As of the date of this report, no amounts are outstanding under the GAIC Loan.

Also, in connection with the GAIC Loan, the DOE and BDC agreed to further suspend the Company's obligation to make debt service payments from October 1, 1996 through December 31, 1997, and under certain circumstances, through December 31, 1998. The further suspensions under the DOE Loan were accounted for in the same manner as set forth above. The amounts accruing under the deferral by the BDC are evidenced by a Note at 6% interest and maturing November 1999. The suspension of payments on the DOE Loans and the BDC Loan shall be all or partially terminated for any month that the Company is able to generate earnings and cash flow sufficient to repay the GAIC Loan and have cash in excess of $4,800,000 on deposit in its bank. As of September 30, 1997, the Company has paid in 1997, $890,085 and $29,886 to the DOE and BDC, respectively, under this formula.

In 1982, as part of the original financing package for the construction of the Plant, the General Partner was required to pledge a certificate of deposit in the amount of $4 million and a $1.5 million letter of credit posted on the General Partner's behalf as partial security for the Company's loan. On December 30, 1986, as a result of the Company's failure to pay interest due under the terms of the loan, a default was declared and the certificate of deposit together with accrued interest thereon and the proceeds of the letter of credit totaling $5,780,583, was immediately paid to the bank consortium that provided the financing. This amount has been classified as a loan by the General Partner to the Company. The General Partner did not charge interest on the loan to the Company through July 31, 1987. Effective August 1, 1987, interest began accruing at an annual rate of 8.5%. Recently, the General Partner's Board of Directors (the "Board") reaffirmed the characterization of these amounts as a loan and directed that the loan be evidenced by a demand promissory note which contains a sixty (60) day notice period.

In December 1991, as a condition precedent to the DOE consenting to the Restructuring Agreement, the General Partner was required to contribute $578,832 to the Company's working capital reserves. This amount has also been classified as a loan by the General Partner to the Company. Effective in 1996 the Board determined interest should accrue on outstanding balances at prime plus 3% from the date of this loan. Likewise, as part of the August 23, 1996 restructuring and the GAIC Loan, the General Partner was required to loan $500,000 to the Company. This loan accrues interest at prime plus 3%. Subsequently, at the direction of the Board, the General Partner's senior management undertook a study of expenditures to determine the appropriate allocation of expenses between the Company and the General Partner. As a result of this study, amounts totaling $1,436,028 were invoiced to the General Partner and credited against selling, general and administrative expenses in 1996. This amount has been offset against amounts owed to the General Partner.

During the nine months ended September 30, 1997, the Company's average selling price per gallon of ethanol was approximately 2% higher than the nine months ended September 30, 1996. For the first nine months of 1997, the Company's average corn prices have decreased by approximately 20% compared to the same period in 1996. In addition, DDGS selling prices have decreased approximately 14% for the first nine months of 1997 compared to the same period in 1996.
The spread between ethanol and corn prices improved significantly for the first nine months of 1997 as compared to the same period in 1996, resulting in an operating gain for the nine month period ended September 30, 1997. There can be no assurance that in the future the spread, if any, will continue at the same rate or be more positive for the Company.

As a result of the rise in corn prices in the first nine months of 1996, the Company decreased production by approximately 30% during the period May through September 1996. The Company is returning to production at prior levels, but has not yet attained such levels because of technical difficulties confronted in ramping up production. The Company presently is producing at approximately 97% of prior May 1996 levels. There, however, can be no assurance that such technical difficulties will be surmounted or that production will return to historical levels.

Based on revenues during the first nine months of 1997, as well as present and contracted ethanol sales and corn costs through December 1997, the Company expects 1997 to show significant improvement over 1996. However, based upon the following variable factors, among others, affecting the ethanol industry generally, and the Company specifically, including, but not limited to: (1) availability and amount of federal and state tax incentives for ethanol production and use; (2) environmental regulations; (3) gasoline prices generally and the comparative prices of regular unleaded gasoline versus alcohol/gasoline mixtures; (4) market prices of corn, the principal raw material used in the production of ethanol; (5) the level of refiners' crude oil and gasoline inventories; (6) competition among domestic ethanol producers; (7) availability of low-cost foreign ethanol; (8) the familiarity of jobbers and retailers with tax and octane benefits of ethanol blends; (9) marketing support of retailers by major refinery/blenders, and (10) competition with other oxygenates, such as MTBE, there can be no assurance that the Company's 1997 expectations will be realized.

On a longer term basis, the Company is faced with significant hurdles to profitability. Among them are corn supply issues, loss of federal and state ethanol production incentives, and capital expenditures that may be required by recently issued environmental regulations. The regional corn supplier market has consolidated in the last few years to approximately three suppliers with the capability to supply the Company's corn needs. As a result of a joint venture in 1996, one of the largest regional corn suppliers is related to or affiliated with one of the Company's competitors. In the past year, one other regional supplier has declined a long term supply arrangement with the Company. One other regional supplier whom the Company had contracted with has sold its grain business to another competitor. Consequently, further consolidation or shrinkage of the regional corn supplier market could endanger existing supply relationships and result in supply shortages or higher procurement costs. Such a result could negatively impact the Company's operations and revenues. The Company has examined its alternatives, and has determined that the best alternative is to self-originate from producers and various suppliers its corn supply rather than contract exclusively with an outside supplier. The Company estimates that additional capital of approximately $4.3 million will be required during the next two years to adequately address the corn supply issues by building additional storage facilities, purchasing additional inventory and obtaining a grain buyer's license. In addition, the Company estimates it needs access to approximately a $15 million working capital line of credit (in lieu of the GAIC Loan ending December 31, 1997 absent extension by GAIC) to handle general operating requirements and margin and other requirements under the Company's corn purchasing program. As of August 1, 1997, the Company's exclusive purchasing contract was terminated effective September 30, 1997.

Reduction or loss of federal and state ethanol production incentives also could have a materially negative impact on the Company's revenue and continued operations. While the present Congress has not yet adjourned, legislative efforts to reduce the ethanol credit and limit the amounts of production subject to it, as well as to extend the credit apparently have been curtailed. The Company, through its membership in ethanol industry organizations, continues its efforts to educate state and federal policy makers respecting ethanol's benefits and to effect pro-ethanol production policies. There can be no assurance that these industry efforts will be successful and that future efforts to reduce, terminate, or to extend the ethanol tax credits past the year 2000 will be successful.

The Company is subject to federal, state and local laws and regulations designed to protect the environment. The Company does not believe or expect that compliance with such existing laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon the Company. However, in December of 1996, the EPA proposed tougher standards relating to air emissions which could require significant investment in compliance and monitoring equipment. Under present technology available, however, it is questionable whether the proposed rules can be implemented by industry generally, and the Company specifically. The EPA's current proposal is to change the existing ozone rule from a standard that sets a one-hour average concentration limit of 0.12 parts per million to one that sets an eight-hour average limit of 0.08 parts per million. The EPA also proposed a new standard for regulating fine particles or particles that are 2.5 microns or less in diameter. The EPA's final rules on these issues were issued July 18, 1997. Although these final rules do not contain an implementation schedule, documents released by the White House on June 25, 1997, indicate that the new standards will be implemented in a flexible manner in an attempt to allow businesses ample time to find cost-effective pollution controls. There can be no assurance that these regulations will be implemented in a manner that will allow the Company to find cost-effective pollution controls. Moreover, additional working capital required to address environmental concerns, if any, is presently not determinable.

The Company believes these new Clean Air Regulation rules, if enacted, may have a positive effect on ethanol demand as more geographic regions are required to meet the tougher air quality standards. Although regions may become reformulated gasoline ("RFG") regions as a result of the new Clean Air Regulations, other regulations beginning January 1, 2000 may significantly limit ethanol's participation in the RFG market. The Clean Air Act requires the Environmental Protection Agency to promulgate standards for reformulated gasoline. The rules address, among other things, Volatile Organic Compounds
(VOCs) emissions performance reduction. Compliance with the standards are divided into two distinct phases. The first phase commences January 1, 1998 and ends December 31, 1999, and establishes a per-gallon VOC emission performance standard. The second phase, which commences January 1, 2000, incorporates much more stringent standards. Because adding ethanol to gasoline increases its volatility and thus raises VOC emissions, the stringent second phase requirements may prove difficult for the ethanol industry, as adding ethanol to gasoline may cause difficulty in complying with the regulations. The Company, through an industry association, is seeking alteration of these regulations to accommodate use of ethanol, in recognition of ethanol's other purported environmental benefits. There can be no assurance that the Company's efforts to alter these regulations will be effective or that the new Clean Air Regulation will result in greater demand for ethanol.

Thus on a long term basis, the Company's ability to maintain sufficient liquidity to meet its debt service and other obligations will depend on a combination of factors which include, among others, further concessions by the DOE and BDC, obtaining additional financing, and/or upon favorable market price levels for corn and ethanol, factors over which the Company has little control. However, through its corn purchasing agreement (terminated September 30, 1997) and subsequently, its efforts to hedge corn costs, and its strategy to execute multiple month ethanol sales contracts with fixed or floor prices, the Company is attempting to minimize its exposure to fluctuations in the corn and gasoline/MTBE markets. There can be no assurance, however, that any or all of the foregoing factors will obtain so as to permit the Company to maintain sufficient liquidity to meet its debt service and other obligations in the longer term.

On July 1, 1997, the Company entered into an agreement as amended from time to time (the "Asset Purchase Agreement" together with all related agreements the "Asset Sale Transaction") subject to certain conditions outlined below, to sell all of its assets and business to Corn Energy.

The purchase price for the Company is in excess of $70 million including the assumption of certain liabilities. The transaction is subject to approval by a majority in interest of the limited partners of the Company and to compliance with certain regulatory and other conditions including the ability of Corn Energy to negotiate new terms for the DOE indebtedness acceptable to Corn Energy. Of the cash proceeds payable to the Company, $2.5 million will be paid to the BDC in settlement of the Company's obligations to it. It is estimated that those limited partners of the Company entitled to share in the liquidation distribution will receive approximately $400 per limited partner unit as a result of the Asset Sale Transaction.

Corn Energy has indicated that it intends to continue to operate the business in substantially its present form. No changes are anticipated in the Company's current workforce of approximately 137 persons, all of whom are employed at the South Bend facility.

The General Partner has called a Special Meeting of Limited Partners on December 3, 1997 at 11:00 a.m. at the Century Center/Recital Hall, South Bend, Indiana to consider and vote upon the approval of the Asset Sale Transaction. On or about October 28, 1997, the General Partner filed with the Commission, its Definitive Proxy Statement on Schedule 14A in connection with its solicitation of proxies respecting the Special Meeting of Limited Partners, a copy of which is incorporated herein by reference. The Proxy Statement and form of Proxy were first mailed to Limited Partners on or about October 30, 1997.

RESULTS OF OPERATIONS
---------------------

For the three months ended September 30, 1997 the Company generated a loss of $54,668 as compared to a loss of $8,608,325 for the three months ended September 30, 1996. The loss reduction from the same period in the prior year was primarily due to a decrease in the price of corn, an increase in the volume of ethanol and DDGS sold, offset by a decrease in the average selling prices of ethanol and DDGS.

Revenue from the sale of ethanol increased during the three months ended September 30, 1997 to $25,052,441 from $19,431,172 during the three months ended September 30, 1996. This increase was primarily due to an increase in the volume of ethanol produced and sold, offset by a decrease in the average selling price per gallon.

Revenue from the sale of by-products decreased during the three months ended September 30, 1997, to $8,689,699 from $8,762,526 during the three months ended September 30, 1996. This decrease in by-product revenue was primarily due to a decrease in the average selling price per ton of DDGS, offset by an increase in the volume of DDGS produced and sold.

Ethanol production totaled 20,983,984 gallons for the three months ended September 30, 1997 as compared to 15,085,659 gallons for the three months ended September 30, 1996. This increase is primarily due to an increase in production beginning in October 1996 as corn prices returned to historical levels. The plant also produced 66,373 tons of distillers dried grains and 37,339 tons of gaseous carbon dioxide for the three months ended September 30, 1997 as compared to 51,340 tons of distillers dried grains and 34,023 tons of gaseous carbon dioxide for the three months ended September 30, 1996. Distillers dried grains and gaseous carbon dioxide are by-products of the ethanol production process.

Cost of goods sold decreased by $2,937,629 during the three months ended September 30, 1997 compared to the same period in 1996, primarily due to an approximate 38% decrease in the average price of corn per bushel, offset by an increase in the number of bushels of corn processed.

For the nine months ended September 30, 1997, the Company generated a loss of $1,587,475 as compared to a loss of $16,991,781 for the nine months ended September 30, 1996. The loss reduction from the same period in the prior year was primarily due to a decrease in the price of corn, an increase in the volume of ethanol and DDGS sold, partially offset by a decrease in the average selling prices of ethanol and DDGS.

Revenue from the sale of ethanol increased during the nine months ended September 30, 1997 to $78,332,384 from $68,087,691 during the nine months ended September 30, 1996. This increase was primarily due to an increase in the volume of ethanol produced and sold, offset by a decrease in the average selling price per gallon of ethanol.

Revenue from the sale of by-products decreased during the nine months ended September 30, 1997 to $27,604,854 from $27,661,705 during the nine months ended September 30, 1996. This decrease in by-product revenue was primarily due to a decrease in the average selling price per ton of DDGS, offset by an increase in the volume of DDGS produced and sold.

Ethanol production totaled 62,530,615 gallons for the nine months ended September 30, 1997 as compared to 53,775,121 gallons for the nine months ended September 30, 1996. This increase was primarily due to a return to normal production levels as corn prices returned to historical levels. The plant also produced 198,234 tons of distillers dried grains and 114,354 tons of gaseous carbon dioxide for the nine months ended September 30, 1997 as compared to 174,394 of distillers dried grains and 110,391 tons of gaseous carbon dioxide for the nine months ended September 30, 1996.

Cost of goods sold decreased by $4,981,231 during the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to an approximate 20% decrease in the average price of corn per bushel, offset by an increase in the number of bushels of corn processed.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Except as set forth below, reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, or the Corporation's Definitive
Schedule 14A, copies of which are incorporated herein by reference, the Company is not a party to any material legal proceedings other than routine litigation incidental to its business. Moreover, on October 30, 1997, the EEOC dismissed the previously reported claim of Bobby J. Clark, Jr. Also, on October 10, 1997, the following matter was filed with the South Bend Human Rights Commission ("SBHRC") and the Equal Employment Opportunity Commission ("EEOC"):

       A.  Patrick Dillard v. New Energy Company of Indiana Ltd. Partnership
           -----------------------------------------------------------------

       Court/Agency:   SBHRC
                       EEOC

       SBHRC Charge No.:  97-134

       EEOC Cause No.:  24M980012

       Date Filed:  October 10, 1997

         Nature of the litigation, claim or assessment: Mr. Dillard has filed a charge of discrimination with the SBHRC alleging that the Company discriminated against him on the basis of his race. Specifically, Mr. Dillard alleges the Company failed to provide him with a raise when he assumed a position with a higher rate of pay. Mr. Dillard alleges white employees were provided with the higher rate of pay in the position.

         Progress to date: At this stage, the Company is gathering information in order to prepare a position statement to provide to the South Bend Human Rights Commission. The position statement will respond to the allegations in the charge.

         Partnership's position: The Company intends to vigorously defend its position.

         Evaluation of probability of an unfavorable outcome:  Remote.

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

         10.1 Credit Agreement, dated as of October 26, 1982, among the Company, the First National Bank of Chicago, in its individual capacity and as agent (the "Agent"), 1st Source Bank, in its individual capacity and as collateral trustee (the "Collateral Trustee"), and the banks listed on the signature pages thereof
         (the "Banks") (filed as Exhibit 2 to the Company's quarterly report on form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

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

         10.4 General Partner Agreement, dated as of October 26, 1982, among the Company, the General Partner, the Collateral Trustee and the Agent (filed as Exhibit 5 to the Company's Quarterly report on Form 10-Q for the nine months ended September 30, 1982, and incorporated herein by reference).

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

         10.13 Letter agreement dated August 17, 1982, between the General Partner and Ethanol Services, Inc. (filed as Exhibit 10(cc) to the Company' Registration Statement on Form S-1, No. 2-74254, and incorporated herein by reference).

         10.14 Promissory Note, dated October 24, 1984, in the principal amount of $2,272,903.31, executed by the Company and payable to Business Development Corporation of South Bend (filed as Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference).

         10.15 Promissory Note, dated October 24, 1985, in the principal amount of $159,360.95, executed by the Company and payable to Business Development Corporation of South Bend (filed as Exhibit
         10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985, and incorporated herein by reference.

         10.16 Principal Assistance Agreement dated as of November 25, 1986, by and among the United States of America, acting by and through the Secretary of Energy, the Company and the General Partner (filed as
         Exhibit 10.20 to the Company's Annual Report on Form 10K for the year ended December 31, 1985, and incorporated herein by reference).

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

         10.28 Letter Agreement dated August 23, 1995, by and between Interamerican Investments, Inc. and Ethanol Services, Inc. (filed as
         Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

         10.29 Loan and Security Agreement between New Energy and Great American Insurance Company.

         10.30 Amendment No. 1 to Amended and Restated Loan Restructuring Agreement between New Energy and the DOE.

         10.31  Endorsements to Note "A" and Note "B" to the DOE.

         10.32 Third Amendment to Loan Agreement between New Energy and the BDC.

         10.33  Note No. 4 to the BDC.

         10.34 Promissory Note dated as of December 31, 1996, between the Company and the General Partner.

         10.35 Asset Purchase Agreement, dated as of July 1, 1997, between Corn Energy, Inc. and the Company, attached as Exhibit "A" to the Company's Definitive Schedule 14A filed on October 28, 1997, and incorporated herein by reference.

         10.36 Agreement dated May 30, 1997, between the Company and the BDC, attached as Exhibit "D" to the Company's Definitive Schedule 14A filed on October 28, 1997, and incorporated herein by reference.

         10.37 Transaction Assurance Agreement dated June 1997, between Corn Energy, Inc. and Interamerican Investments, Inc., Ethanol Services, Inc. and Chiquita Brands International, Inc., attached as Exhibit "E" to the Company's Definitive Schedule 14A filed on October 28, 1997, and incorporated herein by reference.

         19.1 On October 28, 1997, the Company filed a Rule 13e-3 Transaction Statement on Schedule 13E-3 in connection with the Asset Sale Transaction, and is incorporated herein by reference.

         19.2 On October 28, 1997, the Company through its General Partner filed a Definitive Schedule 14A, a copy of which is incorporated herein by reference.

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

                                   NEW ENERGY COMPANY OF INDIANA
                                   LIMITED PARTNERSHIP

                                   By:   New Energy Corporation of Indiana,
                                         General Partner

Dated:  November 13, 1997          By:S/___________________________________
                                         Larry W. Singleton
                                         President & Treasurer